Form 10-Q
period 2007-12-31
3PAR Inc.
filed 2008-02-13
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ________

Commission file number: 001-33823

3PAR Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0510671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4209 Technology Drive Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 413-5999

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑            No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 31, 2008 was: 60,505,187

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$106,116	$16,722
Short-term investments	14,417	17,988
Accounts receivable, net	26,265	19,037
Inventory	14,393	13,507
Deferred cost	3,810	3,012
Prepaid and other current assets	2,225	1,203

Total current assets	167,226	71,469

Property and equipment, net	10,802	5,988
Deferred cost, non-current	359	747
Other non-current assets	357	357

Total assets	$178,744	$78,561

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$4,000	$5,830
Accounts payable	9,868	7,957
Accrued liabilities	13,067	11,494
Deferred revenue	20,764	15,018
Accrued warranty	3,498	3,212
Current portion of notes payable	1,306	1,602

Total current liabilities	52,503	45,113
Long-term portion of notes payable	—	860
Accrued warranty, non-current	2,720	2,336
Deferred revenue, non-current	6,062	4,184
Other long-term liabilities	1,074	995

Total liabilities	62,359	53,488

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.001 par value; zero and 66,513,511 shares authorized at December 31, 2007 and March 31, 2007, respectively. No shares issued and outstanding at December 31, 2007; 33,256,720 issued and outstanding at March 31, 2007; liquidation preference: zero and $94,343 at December 31, 2007 and March 31, 2007, respectively	—	94,343
Stockhoders’ equity (deficit):
Preferred stock, 0.001 par value; 20,000,000 and zero shares authorized at December 31, 2007 and March 31, 2007, respectively. No shares issued and outstanding at December 31, 2007 and March 31, 2007	—	—
Common stock, $0.001 par value; 300,000,000 and 163,000,000 shares authorized at December 31, 2007 and March 31, 2007, respectively. 60,490,948 and 19,212,596 issued and outstanding at December 31, 2007 and March 31, 2007, respectively	60	19
Additional paid-in capital	289,541	95,474
Stockholders’ notes receivable	(36)	(48)
Deferred stock-based compensation	(385)	(839)
Accumulated other comprehensive income	15	10
Accumulated deficit	(172,810)	(163,886)

Total stockholders’ equity (deficit)	116,385	(69,270)

Total liabilities redeemable convertible preferred stock and stockholders’ equity (deficit)	$178,744	$78,561

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Product	$28,961	$19,969	$78,859	$53,709
Support	1,801	422	3,692	803

Total revenue	30,762	20,391	82,551	54,512

Cost of revenue:
Product	10,401	6,322	27,637	19,164
Support	344	60	799	145

Total cost of revenue (1)	10,745	6,382	28,436	19,309

Gross profit	20,017	14,009	54,115	35,203

Operating expenses:
Research and development (1)	8,320	6,074	25,036	16,275
Sales and marketing (1)	11,762	6,637	32,155	19,213
General and administrative (1)	2,284	1,597	6,550	4,224

Total operating expenses	22,366	14,308	63,741	39,712

Loss from operations	(2,349)	(299)	(9,626)	(4,509)

Other income, net:
Interest income	877	437	1,715	1,327
Interest expense	(308)	(199)	(925)	(553)
Other income (expense), net	(59)	36	18	(7)

Total other income, net	510	274	808	767

Loss before provision for income taxes	(1,839)	(25)	(8,818)	(3,742)
Provision for income taxes	(38)	(20)	(106)	(50)

Net loss	$(1,877)	$(45)	$(8,924)	$(3,792)

Other comprehensive loss:
Net loss	$(1,877)	$(45)	$(8,924)	$(3,792)
Unrealized gain (loss) on short-term investments, net	5	(4)	5	16

Comprehensive loss	$(1,872)	$(49)	$(8,919)	$(3,776)

Net loss per common share basic and diluted	($0.05)	($0.00)	($0.35)	($0.21)

Shares used to compute basic and diluted net loss per common share	39,825	17,845	25,537	17,655

(1) Includes stock-based compensation as follows:
Cost of revenues	60	45	139	115
Research and development	414	137	824	449
Sales and marketing	488	110	900	320
General and administrative	251	134	529	459

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(8,924)	$(3,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,357	1,473
Stock-based compensation expense	2,392	1,343
Non-cash interest expense	57	57
Accretion of purchase discounts on short-term investments, net	(477)	(211)
Provision for doubtful accounts	193	96
Writedown for excess and obsolete inventory	413	188
Changes in assets and liabilities:
Accounts receivable	(7,421)	(3,176)
Inventory	(1,299)	(2,902)
Deferred cost	(410)	127
Prepaid expenses and other current assets	(1,022)	(1,328)
Other assets	—	(10)
Accounts payable	416	(178)
Accrued liabilities	202	1,889
Deferred revenue	7,624	1,793
Accrued warranty	670	1,423
Other liabilities	113	637

Net cash used in operating activities	(5,116)	(2,571)

Cash flows from investing activities:
Sales and maturities of short-term investments	31,388	14,962
Purchases of short-term investments	(27,335)	(24,404)
Purchase of property and equipment	(5,827)	(4,351)
Restricted cash	—	6

Net cash used in investing activities	(1,774)	(13,787)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	99,024	—
Proceeds from exercise of options and warrants, including early exercises	311	198
Repurchase of shares of unvested common stock	(8)	(2)
Proceeds from line of credit	6,500	7,000
Repayments on line of credit	(8,330)	(2,670)
Repayment of notes payable	(1,213)	(1,109)

Net cash provided by financing activities	96,284	3,417

Net change in cash and cash equivalents	89,394	(12,941)
Cash and cash equivalents, beginning of period	16,722	29,649

Cash and cash equivalents, end of period	$106,116	$16,708

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

1.	The Company and its Significant Accounting Policies

The Company

3PAR Inc. (the “Company”) began operations in May 1999 and is a provider of utility storage solutions for large to medium enterprises, business-oriented service providers, consumer-oriented Internet/Web 2.0 companies and government entities. Its utility storage products offer simple, efficient and scalable tiered storage arrays designed to enhance the economics and performance of storage. The Company’s utility storage solution is designed to provision storage services rapidly and simply, reduce administrative cost, improve server and storage utilization, lower power requirements and scale efficiently to support the continuous growth of data.

Fiscal Year

The fiscal year ends on March 31. References to fiscal 2008, for example, refer to the fiscal year ending March 31, 2008.

Initial Public Offering

In November 2007, the Company completed an initial public offering (“IPO”) of its common stock in which it sold and issued 7,702,479 shares of common stock, including 202,479 shares issued in December 2007 in connection with the partial exercise of the underwriters’ over-allotment option, at an issue price of $14.00 per share. A total of $107.8 million in gross proceeds was raised from the IPO, or approximately $97.5 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and other offering costs of $2.8 million. As of December 31, 2007, $1.5 million of offering costs remained unpaid and these costs are expected to be paid in the Company’s fourth quarter. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 33,256,720 shares of common stock.

Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Registration Statement on Form S-1 (File No. 333-145437) filed with the SEC on November 15, 2007 (the “Registration Statement”).

During the three months ended December 31, 2007, the Company determined that sales commission expense was understated in prior periods due to an error in the timing of recording sales commissions. As a result, sales commission expense for the three and nine months ended December 31, 2007, respectively, includes $130,000 and $319,000 of expense that should have been recorded in prior periods. The Company concluded that these errors were not material to any prior fiscal years, the three and nine months ended September 30, 2007, or the estimated results for the year ending March 31, 2008, and therefore, prior periods have not been revised to record these amounts in those periods.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at December 31, 2007, and the consolidated results of its operations for the three and nine months ended December 31, 2007 and 2006, and the consolidated cash flows for the nine months ended December 31, 2007 and 2006. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

The Company’s significant accounting policies are disclosed in the Company’s Registration Statement. The Company’s significant accounting policies did not materially change during the nine months ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (R), Business Combinations (“SFAS No.141(R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at the acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company is required to adopt SFAS No 141(R) effective April 1, 2009. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company is required to adopt SFAS 160 effective April 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. If adopted, SFAS 159 would be effective for the Company’s fiscal year beginning April 1, 2008. The Company is currently assessing the impact that SFAS 159 may have on its financial position, results of operations or cash flows.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt SFAS 157 effective April 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position, results of operations or cash flows.

2.	Net Loss per Common Share

The Company applies the provisions of the Emerging Issues Task Force EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 (“EITF No. 03-6”), which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. Prior to its conversion to common stock upon the closing of the IPO, the Company’s redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company.

EITF No. 03-6 requires net loss attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that the securities are required to share in the losses. The Company’s redeemable convertible preferred stock did not have a contractual obligation to share in losses of the Company. Since the Company incurred a net loss in all periods presented, basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period that are not subject to vesting provisions.

The following table sets forth the computation of net loss per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,877)	$(45)	$(8,924)	$(3,792)

Denominator:
Weighted average number of shares outstanding	39,825	17,845	25,537	17,655

Basic and diluted net loss per share	$(0.05)	$(0.00)	$(0.35)	$(0.21)

The following outstanding options, common stock subject to repurchase, warrants to purchase common stock and redeemable convertible preferred stock at December 31, 2007 and 2006 were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	December 31,
	2007	2006
	(in thousands)
Options to purchase common stock	6,159	3,846
Common stock subject to repurchase	539	1,084
Warrants to purchase common stock	101	337
Redeemable convertible preferred stock (as converted basis)	—	33,257

	6,799	38,524

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	December 31, 2007	March 31, 2007
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$26,432	$19,165
Less: Allowance for doubtful accounts	(167)	(128)

Total	$26,265	$19,037

	December 31, 2007	March 31, 2007
	(in thousands)
Inventory
Raw materials	$7,379	$7,863
Work in process	4,659	3,751
Finished goods	2,355	1,893

Total	$14,393	$13,507

	December 31, 2007	March 31, 2007
	(in thousands)
Accrued Liabilities
Compensation and benefits	$8,415	$6,789
Sales and use tax	1,406	1,455
IPO costs	1,452	—
Other	1,794	3,250

Total	$13,067	$11,494

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$1,040	$14	$—	$1,026
Commercial paper	7,979	1	—	7,978
Corporate debt securities	5,413	1	(1)	5,413

Total short-term investments	$14,432	$16	$(1)	$14,417

	March 31, 2007
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,731	$15	$(1)	$7,745
Commercial paper	7,752	—	—	7,752
Corporate debt securities	2,495	—	(4)	2,491

Total short-term investments	$17,978	$15	$(5)	$17,988

5.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	December 31, 2007	March 31, 2007
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$18,923	$15,695
Computer software	5 years	2,049	2,030
Machinery and equipment	3-5 years	1,629	1,381
Furniture and fixtures	7 years	1,385	976
Leasehold improvements	Shorter of lease
	term or 5 years	6,046	2,813

		30,032	22,895
Less: accumulated amortization and depreciation		(19,230)	(16,907)

Total		$10,802	$5,988

Depreciation and amortization expense totaled $908,000 and $615,000 for the three months ended December 31, 2007 and 2006, respectively, and $2.4 million and $1.5 million for the nine months ended December 31, 2007 and 2006, respectively.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6.	Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2007	March 31, 2007
	(in thousands)
Deferred Revenue
Product	$12,607	$10,595
Support	5,771	1,157
Ratable product and related support	2,386	3,266

Total deferred revenue, current	20,764	15,018
Support, non-current	4,564	1,103
Ratable product and related support, non-current	1,498	3,081

Total deferred revenue, non-current	6,062	4,184

Total deferred revenue	$26,826	$19,202

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon completion of installation and/or satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Deferred product revenue relates to arrangements where all the above revenue recognition criteria have not been met.

Deferred support revenue primarily represents customer billings in excess of revenue recognized for post-contract customer support (“PCS”) contracts, which the Company is legally entitled to invoice and collect. Revenue is recognized into earnings ratably over the support period, which typically ranges from one to three years.

The Company’s sales are comprised of multiple elements, which include hardware, software and PCS. Under guidance provided by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, (“SOP 97-2”), Software Revenue Recognition, the Company allocates revenue to each element of the sale based on vendor specific objective evidence (“VSOE”) of fair value. Deferred ratable product and related support revenue consists of revenue on transactions where VSOE of fair value of PCS has not been established and the entire arrangement fee is being recognized ratably over the support period, which typically is one to three years.

The entire balance of deferred ratable product and related support revenue at December 31 and March 31, 2007 relates to the change in the Company’s product offering in March 2007 from a software warranty model to a software support model. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. Commencing in March 2007, all systems are sold together with software support which is considered PCS under SOP 97-2. During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, all of the hardware and support revenue from transactions that included software support during the month of March 2007 are being recognized ratably over the support period which ranges from one year to three years. During the first quarter of fiscal 2008, the Company established VSOE of the fair value for software support based on stated renewal rates offered to customers within the arrangement. As a result, beginning in the first quarter of fiscal 2008, the Company applied the residual method, as allowed by SOP 98-9, to revenue recognition of the software support.

At December 31, 2007, the Company had $3.9 million in deferred ratable product and related support revenue, of which it expects $781,000 will be amortized to revenue in the fiscal fourth quarter of 2008 and $2.1 million and $1.0 million will be amortized to revenue in fiscal 2009 and 2010, respectively.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7.	Debt Obligations and Line of Credit

Notes Payable

In June 2005 and under amendments through May 2007, the Company entered into a loan and security agreement with a financial institution for borrowings of up to $6.0 million (the “Notes Payable”). The borrowings were available through March 31, 2006. Borrowings under this agreement bear interest at the 3-year Treasury Note rate plus 5.97%, fixed at the time of each advance. The Company borrowed an aggregate of $4.0 million on three notes through March 31, 2006, an aggregate of $1.3 million of which remains outstanding at December 31, 2007. Each note is repayable ratably over a 30-month-period from the date of the borrowing with final payment due in September 2008. The interest payable on these notes ranges from 9.66% to 10.28% per annum.

In connection with these notes payable, the Company issued the lender warrants to purchase 170,201 shares of the company’s common stock at $1.88 per share in June, August and October of 2005. The aggregate fair value of the warrants of $190,000 was recorded as a discount to the notes payable and is being amortized as interest expense over the period of the borrowings.

Line of Credit

In connection with the Notes Payable, the Company was granted an additional $6.0 million revolving line of credit which provides for borrowings of up to 80% of eligible domestic accounts receivable. In fiscal 2007, the Company was extended an additional $6.0 million under its revolving line of credit and the total borrowing capacity increased to $12.0 million. The interest rate on the line of credit varies between prime rate plus 1%-2% based on certain minimum tangible net worth levels of the Company. Under the terms of the revolving line of credit the Company is required to maintain a minimum tangible net worth level of $1.5 million and was in compliance as of December 31, 2007. The line of credit expires on March 31, 2008. In fiscal 2007, the Company borrowed $8.5 million under the revolving line of credit, $4.0 million of which remains outstanding at December 31, 2007.

The Notes Payable and the revolving line of credit are collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

8.	Income Taxes

For the three and nine months ended December 31, 2007 and 2006, the Company generated operating losses. Accordingly, the Company’s tax provision for these periods relates primarily to foreign provisions for income tax.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of the Company’s accumulated deficit on the adoption date. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in the accumulated deficit. Additionally, the Company made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At the adoption date of April 1, 2007, the Company had $2.1 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. There was no material change to the Company’s unrecognized tax benefits at December 31, 2007. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

9.	Common Stock

In November 2007, the Company completed its IPO in which it sold and issued 7,702,479 shares of common stock, including 202,479 shares issued in December 2007 in connection with the partial exercise of the the underwriters’ over-allotment option, at an issue price of $14.00 per share. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 33,256,720 shares of common stock. As of December 31, 2007 the Company had the following common stock outstanding:

Common stock outstanding at March 31, 2007	19,212,596
Common stock issued in IPO	7,702,479
Conversion of mandatorily redeemable convertible preferred stock to common stock	33,256,720
Common stock issued in connection with exercises of stock options	114,489
Common stock issued in connection with exercises of warrants	213,841
Repurchases of shares of unvested common stock	(9,177)

Common stock outstanding at December 31, 2007	60,490,948

10.	Share Based Payments

Stock-Based Benefit Plans:

2007 Equity Incentive Plan: In October 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (2007 Plan), and the Company reserved 10,375,000 shares of common stock for future issuance thereunder. Additionally, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lesser of (A) five million shares, (B) five percent of the outstanding shares on the last day of the immediately preceding fiscal year or (C) such number of shares determined by the Company’s board of directors. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally expire no later than ten years after the date of grant. As of December 31, 2007, no grants have been made under the 2007 Plan.

2007 Employee Stock Purchase Plan: In October 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (“ESPP Plan”) and the Company reserved 1,550,000 shares for future issuance plus an annual increase to be added on the first day of each fiscal year beginning with the 2009 fiscal year, equal to the lesser of (i) 1.5 million shares of common stock, (ii) two percent of the outstanding shares of common stock on such date or (iii) an amount determined by the administrator. Under the ESPP Plan, the

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period. The first offering period under the ESPP Plan commenced in November 2007 and will end on February 1, 2009. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and resulted in compensation expense.

1999 Stock Plan and 2000 Management Stock Option Plan: The Company’s 1999 Stock Plan (“1999 Plan”) and the 2000 Management Stock Option Plan (“2000 Plan”) authorize the board of directors to grant incentive and nonstatutory stock options and stock purchase rights to employees, directors and consultants of the Company. Under the 1999 Plan and the 2000 Plan, the incentive and nonstatutory stock options may be granted at prices not less than 100% of the estimated fair value of the stock at the date of grant, as determined by the board of directors. For options granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the stock at the date of grant. Options generally vest over a four year period and expire no later than ten years after the date of grant. The Company’s board of directors has decided not to grant any additional options or other awards under the 1999 Plan and 2000 Plan following the IPO. However, the 1999 Plan and 2000 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under these plans.

Stock Option Activity:

The following table summarizes information about stock options outstanding:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2007	500,631	4,158,345	$2.32
Additional shares authorized	12,250,268
Options granted	(2,346,034)	2,346,034	10.58
Options exercised	—	(114,489)	2.72
Options cancelled		(231,040)	4.53
Shares repurchased	9,177	—	0.92

Balance at December 31, 2007	10,414,042	6,158,850	$5.38

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value Disclosures:

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Employee Stock Options
Risk-free interest rate	3.81%	4.81%	4.39%	4.81%
Expected life (years)	4.18	4.18	4.29	4.17
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	47.00%	47.00%	43.52%	47.00%

	Three and Nine Months Ended December 31, 2007
Employee Stock Purchase Plan
Risk-free interest rate	3.50%
Expected life (years)	0.8
Dividend yield	0.00%
Expected volatility	53.85%

The risk-free interest rate for the expected term of the option is based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that share-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given the Company’s limited operating history, comparable companies from a representative peer group selected on industry data were used to determine the expected term. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry data. As required by SFAS No. 123 (revised 2004), Share-Based Payment, management made an estimate of expected forfeitures and is recognizing stock-based compensation costs only for those equity awards that the Company expects to vest.

Shares Subject to Repurchase:

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the shareholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of March 31, 2007 and December 31, 2007, a total of 1.0 million and 0.5 million shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $389,000, and $387,000 as of March 31, 2007 and December 31, 2007, respectively, was recorded in accrued liabilities.

The activity of non-vested shares for the nine months ended December 31, 2007 as a result of early exercise of options granted to employees is as follows:

Non-vested Shares	Shares
Non-vested as of March 31, 2007	972,676
Early exercise of options	42,542
Vested	(466,777)
Repurchased	(9,177)

Non-vested as of December 31, 2007	539,264

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11.	Commitments

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of December 31, 2007 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases office space under non-cancelable operating leases with various expiration dates through May 2014. In April 2005, the Company’s primary facilities lease was renegotiated with a new lease expiration date in May 2014 with an option to cancel in May 2010 and two consecutive options to extend the lease, each for an additional five-year period. To the extent the Company elects to terminate the lease in 2010, it will be required to pay an early termination fee of approximately $1.0 million. The Company currently has no plans to exercise the early termination option.

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2008 (remaining three months)	$311
2009	1,377
2010	1,324
2011	1,231
2012	1,230
Thereafter	2,324

Total minimum lease payments	$7,797

Warranties

The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The warranties are generally for three years from the date of installation of equipment.

Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities each period and makes adjustments to the liability as necessary.

Changes in the warranty liability are as follows:

	Nine Months Ended December 31,
	2007	2006
	(in thousands)
Beginning balance	$5,548	$4,032
Provision	2,991	2,886
Settlements made	(2,321)	(1,463)

Ending balance	$6,218	$5,455

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	December 31, 2007	March 31, 2007
	(in thousands)
Current	$3,498	$3,212
Non-current	2,720	2,336

Total	$6,218	$5,548

Noncancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $4.2 million and $12.5 million in noncancelable purchase commitments with these providers as of March 31, 2007 and December 31, 2007, respectively. The Company expects to sell all products which it has committed to purchase from these providers.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2007.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2007.

12.	Segment Information and Significant Customers

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available and which is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded that it operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the United States; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented for total revenue only.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following presents total revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
United States	$24,294	$18,560	$69,020	$49,363
Asia	2,116	747	3,440	1,791
Europe	4,352	1,084	10,091	3,358

Total	$30,762	$20,391	$82,551	$54,512

In the three and nine months ended December 31, 2007 and 2006 no customer accounted for 10.0% or more of total revenue. No customer accounted for 10.0% or more of total accounts receivable as of December 31, 2007. One customer accounted for 39% of total accounts receivable at March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including the audited annual financial statements included in our Registration Statement on Form S-1, filed with the SEC on November 15, 2007, relating to our initial public offering.

Overview

We are the leading global provider of utility storage for large to medium enterprises, business-oriented service providers, consumer-oriented Internet/Web 2.0 companies and government entities. Our utility storage products offer simple, efficient and scalable tiered-storage arrays enabling the delivery of computing as a utility service to organizations with significant data storage requirements. Our 3PAR InSpire Architecture delivers a modular, highly scalable storage solution that we believe can significantly reduce the total lifetime cost of storage for our customers.

Our company was founded by engineers with substantial experience in the high-end server and storage markets and began operations in 1999. From inception, our corporate and product development objectives have focused on finding ways to use physical storage resources more efficiently and effectively by reducing unused storage and power consumption and by providing our customers with systems that are simpler and less expensive to maintain and operate on an ongoing basis. Our utility storage solution is comprised of the 3PAR InServ Storage Servers and the 3PAR InForm Suite, which includes the 3PAR InForm OS and other software applications.

In November 2007, we completed an initial public offering, or IPO, of our common stock in which we sold and issued 7,702,479 shares of common stock, including 202,479 shares issued in December 2007 in connection with the partial exercise of the underwriters’ over-allotment option, at an issue price of $14.00 per share. A total of $107.8 million in gross proceeds was raised from the IPO, or approximately $97.5 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and other offering costs of $2.8 million. As of December 31, 2007, $1.5 million of these offering costs remained unpaid and these costs are expected to be paid in our fourth quarter. Upon the closing of the offering, all shares of our then-outstanding convertible preferred stock automatically converted into 33,256,720 shares of common stock.

From 1999 until 2002, our operations focused principally on product development. During this time we generated no revenue, and we funded research and development of the initial versions of our storage server products principally from the proceeds of venture capital equity financings. In April 2002, we recognized our first revenue from product sales to our initial customers. Our revenue has grown significantly, from $4.2 million in our fiscal year ended March 31, 2003, or fiscal 2003, to $66.2 million in fiscal 2007. Our revenue for the first nine months of fiscal 2008 was $82.6 million. As of December 31, 2007, our products had been purchased by more than 250 end customers worldwide, including many global organizations with substantial data storage requirements.

We have continued to experience significant losses as we have continued to invest significantly in our product development, customer services and sales and marketing organizations in anticipation of growth in our business. Prior to our IPO, we funded these activities through additional venture capital equity financings and, to a lesser extent, with borrowings under notes payable and a revolving line of credit. As of December 31, 2007, we had an accumulated deficit of $172.8 million. We expect to continue to incur significant research and development, sales and marketing, and general and administrative expenses to fund our anticipated growth for the foreseeable future. As a result, we anticipate that we will incur net losses for at least the next several quarters, and we will need to increase our revenue substantially in order to achieve and maintain profitability.

We sell our products primarily through our direct sales force in the United States, United Kingdom, Germany and Japan. In Asia and select European markets, we sell our products indirectly through resellers. We anticipate that we will need to recruit and retain substantial additional direct sales personnel in order to increase our revenue. We expect that revenue from our direct sales force, in particular revenue from direct sales in North America, will continue to contribute a substantial majority of our revenue for the foreseeable future, although it could decrease as a percentage of our total revenue as we expand our international sales through resellers. Sales in North America represented 74%, 86% and 90% of our total revenue in fiscal 2005, 2006, 2007, respectively. During the first nine months of fiscal 2008 sales in North America represented 84% of our total revenue.

Early in our history, our revenue was concentrated with a few customers. As our revenue base has grown, our customer concentration has decreased. In fiscal 2005, our two largest customers each accounted for 12% of our revenue. In fiscal 2006, our two largest customers accounted for 11% and 10% of our revenue, respectively. In fiscal 2007 and the first nine months of fiscal 2008, no customer accounted for more than 10% of our revenue. Despite this decrease in customer concentration on an annual basis, we have experienced and continue to experience customer concentration on a quarterly basis. For example, in the first quarter of fiscal 2008, 25% of our revenue was attributable to sales to one customer. In addition, we have experienced increases in the size of our orders, which could result in future increased customer concentration depending on the timing of the fulfillment of those orders.

Our revenue growth is driven primarily by increased purchases from existing customers, coupled with the expansion of our customer base. Revenue from repeat business comprised 50%, 62% and 66% of our total revenue in fiscal 2005, 2006 and 2007, respectively, and 77% during the first nine months of fiscal 2008. Our customers typically follow an initial purchase of our storage solution with additional subsequent purchases after they have had an opportunity to implement our solution and realize benefits from its ease of deployment, efficiency and performance. In particular, we believe that many of our customers make additional purchases because our products are highly scalable and capable of consolidating storage requirements across multiple departments or divisions. We believe that customer references have been, and will continue to be, an important factor in winning new business.

A typical initial order requires three to six months of selling effort as we educate prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ solutions. Repeat orders are usually less time-consuming. Because we generally receive a substantial portion of our orders late in the quarter and the time from order to shipment can vary substantially, we often recognize revenue from these orders in subsequent quarters. Factors affecting the timing of revenue recognition include the time required to build the system to the customer’s configuration requirements and the readiness of the customer’s physical site with required power, cooling and information technology infrastructure. For new customers, factors such as meeting technical performance specifications and negotiating contract terms and conditions also affect timing of shipment and revenue recognition.

We assemble our products at a single location in Fremont, California from components supplied to us by a limited number of manufacturers. Some of those components can only be purchased from our current suppliers or would require significant lead time to source from another. We are heavily dependent on the availability of components and the reliability of our current suppliers. We have experienced in the past, and could experience in the future, quality control issues and delivery delays with our suppliers due to factors such as high industry demand and the inability of some suppliers to consistently meet our quality or delivery requirements. Although these problems have not historically adversely affected our revenue, if they occur again in the future, our revenue could be adversely impacted.

We have sales offices in the United States, United Kingdom, Germany and Japan and research and development facilities in California and Northern Ireland. We expect to continue to add sales, engineering and customer services personnel in the United States and internationally.

The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31 and March 31. Our current fiscal year, which we refer to as fiscal 2008, will end on March 31, 2008.

Revenue, Cost of Revenue and Operating Expense

Revenue

We derive our revenue from sales of our InServ Storage Servers, licenses of our InForm Suite and other software applications and related support.

Prior to March 2007, we typically sold our products with a three-year basic hardware warranty and software warranty. The software warranty was limited to bug fixes for any non-conforming software products. We generally recognized as product revenue all revenue associated with sales of our products at the time of shipment or installation, depending on the terms of the arrangement, provided that all other revenue recognition criteria were met.

During this period, we also offered a premium hardware warranty and an extended hardware and software warranty beyond the initial contract term. Our premium hardware warranty offers faster service response time than our basic hardware warranty. We recognized as support revenue all revenue attributable to these premium and extended warranties on a ratable basis over the contract term, which was typically three years for premium warranty and one year from termination of the basic warranty for extended warranty.

In March 2007, in anticipation of evolving customer requirements for software support, we changed from a software warranty model to a software support model. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. Commencing in March 2007, we sell all of our systems together with software support.

However, during the month of March 2007, we did not have vendor-specific objective evidence, or VSOE, of the fair value of our new software support. Therefore, as of March 31, 2007, we had $6.3 million of deferred revenue from product sales with software support that occurred in March 2007, including the hardware, software and support components. We are recognizing this $6.3 million as product revenue on a ratable basis over the applicable software support period, primarily three years. Product revenue in March 2007 that was not recognized ratably was for additional products for existing systems that did not include software support. The implementation of our software support model had an adverse impact on our revenue recognized during the quarter ended March 31, 2007 and resulted in a substantial increase to our deferred revenue at March 31, 2007.

During the first quarter of fiscal 2008, we established VSOE of the fair value of our new software support based on the rates we offer to our customers for renewal in our arrangements with them, or stated renewal rates. Accordingly, commencing April 1, 2007, we recognize revenue attributable to our software support as support revenue on a straight-line basis over the software support period. We sell a significant portion of our software support with a one-year term. Support revenue continues to include our premium and extended hardware warranties. We generally recognize the balance of the sale as product revenue at the time of shipment or installation, depending on the terms of the arrangement, provided that all other revenue recognition criteria are met. See “Revenue Recognition” under “Critical Accounting Polices and Estimates” below.

As a result of the implementation of our software support model in March 2007, we expect support revenue to increase significantly in future periods. Therefore, comparing the elements of our revenue on a period-to-period basis may not be meaningful and should not be relied upon as an indication of our future performance.

Cost of Revenue

Cost of product revenue consists primarily of raw materials, manufacturing cost for our products, shipping and logistics cost and warranty obligations. Cost of premium and extended warranty obligations are included in cost of support revenue. We utilize third parties to manufacture subcomponents of our products, which are then shipped to our Fremont, California operations facility for final assembly and testing prior to customer shipment. We outsource onsite support to third-party support vendors.

Prior to March 2007, all of our hardware and software warranty costs were recognized as cost of product revenue at the time of revenue recognition based on our estimated time and material cost of providing warranty support. As a result of the implementation of our software support model, for March 2007, all such hardware related costs were deferred and will be recognized ratably together with the associated revenue. We will not incur software warranty cost beginning March 2007, as this was replaced by our new software support sold together with our systems. Accordingly, for all periods other than the month of March 2007, all hardware warranty costs are recognized as cost of product revenue at the time of revenue recognition.

Prior to March 2007, cost of support revenue consists of personnel cost and outside vendor cost to support premium and extended warranty services. Beginning March 2007, cost of support revenue also includes costs associated with providing software support. As a result of the implementation of our software support model in March 2007, we expect cost of support revenue to increase significantly in future periods.

Gross Margin

Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Product mix and system configurations affect our gross margin because our software and support margins are higher than our hardware margins. Larger systems tend to have greater software and support components and thereby result in a higher margin. Our gross margin tends to be higher for direct sales than for indirect sales because we generally sell our products to resellers at a discount. Our gross margin has fluctuated significantly in the past, and we expect it will continue to fluctuate in the future primarily as a result of product mix and order size.

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 165 employees at March 31, 2005, to 204 employees at March 31, 2006, to 312 employees at March 31, 2007 and to 426 employees at December 31, 2007. In fiscal 2007, we established for the first time a cash bonus plan which was payable based on the achievement of certain corporate goals. Payments made under this bonus plan were calculated based on a percentage of each participant’s base salary. We adopted a similar cash bonus plan for fiscal 2008. We expect that the expense associated with this plan will be higher in fiscal 2008 than fiscal 2007 primarily due to the increased number of employees in fiscal 2008. Assuming that our business continues to grow, we expect that each of the operating expense categories described below will grow in absolute dollars in future periods.

Research and Development Expense

Research and development expense consists primarily of personnel cost, prototype expense, consulting services and facilities cost associated with personnel. Consulting services generally consist of contracted engineering consulting for specific projects. We expense research and development expense as incurred. We expect to continue to devote substantial resources to the development of our products. We believe that these investments are necessary to maintain and improve our competitive position. In particular, we anticipate that we will hire substantial additional engineering personnel in future periods.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel cost, sales commission, marketing programs and facilities cost associated with sales and marketing and certain customer service and support activities not associated with cost of revenue. We plan to continue to invest heavily in sales and marketing by increasing the number of sales and marketing personnel we employ. Our sales personnel are not immediately productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue and may never result in increased revenue. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance.

General and Administrative Expense

General and administrative expense consists primarily of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as fees for professional services. Professional services consist of fees for outside legal, audit, compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and information technology consulting. We expect to incur significant additional accounting and legal costs related to compliance with rules and regulations implemented by the SEC, as well as additional insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances and short-term investments, interest expense on our outstanding debt and borrowings under our revolving line of credit, and losses or gains on conversion of non-United States dollar transactions into United States dollars. Our losses or gains on currency conversions have not been material to date because our international sales have been denominated principally in United States dollars, and our foreign currency exposure risk has been limited to expense incurred in our overseas operations. If we are successful in increasing our international sales we may be subject to currency conversion risks because some of the international sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Treasury obligations and commercial paper.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts and income taxes.

Revenue Recognition

We derive our revenue from sales of storage solutions that include hardware, software and related support. Because the embedded software of our storage solution is deemed to be more than incidental to the product as a whole, we account for revenue for the entire sale in accordance with the guidance provided by American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Our fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. Our sales arrangements with customers and resellers do not include rights of return or rebates and to date, product returns have been negligible. We assess our ability to collect from our customers based on a number of factors, including creditworthiness of the customer and past transaction history.

Prior to March 2007, we typically sold our products with a three-year basic hardware warranty and software warranty. The software warranty was limited to bug fixes for any non-conforming software products. We generally recognized as product revenue all revenue associated with sales of our products at the time of shipment or installation, depending on the terms of the arrangement, provided that all other revenue recognition criteria were met. During this period, we also offered a premium hardware warranty and an extended hardware and software warranty after the initial contract term. Our premium hardware warranty offers faster response time than our basic hardware warranty. In accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, we recognized revenue relating to our premium hardware warranty and extended hardware and software warranties ratably as support revenue over the warranty period, which was typically three years for premium warranty and one year from termination of the basic warranty for extended warranty.

In March 2007, in anticipation of evolving customer requirements for software support, we changed from a software warranty model to a software support model. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. Commencing in March 2007, we sell all of our systems together with software support. This new software support is considered post-contract customer support, or PCS, under SOP 97-2.

Our sales are comprised of multiple elements, which include hardware, software and PCS. We allocate revenue to the delivered elements of the sale, typically hardware and software, using the residual method. Under the residual method, we defer revenue from the sale equivalent to the VSOE of the fair value of the PCS and apply any discounts to the delivered elements in accordance with the provisions of SOP 97-2, as amended by SOP 98-9. VSOE of the fair value of the PCS within a sale is based upon stated renewal rates included within the evidence of the arrangement with the customer.

During the month of March 2007, we did not have VSOE of the fair value of our new software support. Accordingly, we are recognizing revenue from our March 2007 transactions that included software support as product revenue ratably over the support period. The support period for these transactions was typically three years. Product revenue that was not recognized ratably was for additional products for existing systems that did not include software support.

During the first quarter of fiscal 2008, we established VSOE of the fair value of our new software support based on stated renewal rates offered to customers within the arrangement. As a result, beginning in the first quarter of fiscal 2008, we defer revenue recognition of the software support and recognize it as support revenue on a straight-line basis over the support period, which is primarily one year. We allocate the remainder of the revenue associated with the sale to product revenue using the residual method, as allowed by SOP 98-9. Support revenue also continues to include our premium and extended hardware warranties.

We typically recognize product revenue upon installation for transactions sold directly to end users, provided that the remaining revenue recognition criteria discussed above are satisfied. In cases where the arrangement includes acceptance criteria, we recognize revenue upon the earlier of receipt of customer acceptance or the lapse of the acceptance period. For sales through our resellers, we generally recognize product revenue upon shipment, based on freight terms of FOB Shipping Point or FOB Destination, assuming all other criteria for revenue recognition discussed above have been satisfied.

Stock-Based Compensation

Prior to April 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, or FIN 44, and had adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and SFAS No. 148, Accounting for Share-Based Compensation—Transition and Disclosure, or SFAS 148. For stock options granted during fiscal 2005 and fiscal 2006, we determined the fair value at the grant date using the minimum value method for purposes of our pro forma disclosures under SFAS 123.

In accordance with APB 25, we recorded stock-based compensation expense under the intrinsic value method resulting from stock options that were granted to employees from January 2005 through February 2006 with exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair market value of the underlying common stock on the date of grant. We amortize stock-based compensation expense resulting from the application of APB 25 over the vesting period of the options using an accelerated basis, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the year ended March 31, 2007, and for the first nine months of fiscal 2008, we recorded stock-based compensation expense under APB 25 of $1.3 million and $454,000, respectively. The unrecognized expense related to these grants as of December 31, 2007 is $385,000 which will be amortized over the remaining vesting periods.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations and the expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The weighted average grant-date fair value of options granted in the three and nine months ended December 31, 2007 was $4.71 and $4.32, respectively, based on the provisions of SFAS 123R. The weighted average grant-date fair value of options granted in the three and nine months ended December 31, 2006 was $2.38 and $1.72, respectively, based on the provisions of SFAS 123R. The weighted average fair value of employee stock purchase rights granted in the three and nine months ended December 31, 2007 was $5.14 per share. Based upon the closing price of our common stock as reported on NYSE Arca of $12.90 per share at December 31, 2007, the aggregate intrinsic value of options outstanding as of December 31, 2007 was $47.4 million, of which $27.7 million related to vested options and $19.7 million to unvested options.

For share-based awards granted during fiscal 2007 and the first nine months of fiscal 2008, we determined the fair value at date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in determining the fair value of stock options and employee stock purchase rights granted.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Employee Stock Options
Risk-free interest rate	3.81%	4.81%	4.39%	4.81%
Expected life (years)	4.18	4.18	4.29	4.17
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	47.00%	47.00%	43.52%	47.00%

	Three and Nine Months Ended December 31, 2007
Employee Stock Purchase Plan
Risk-free interest rate	3.50%
Expected life (years)	0.8
Dividend yield	0.00%
Expected volatility	53.85%

The risk-free interest rate for the expected term of the option was based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given our limited operating history, comparable companies from a representative peer group selected on industry data were used to determine the expected term. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group selected based on industry data.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the Emerging Issues Task Force, or EITF, in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete, using the Black Scholes pricing model.

Inventory Valuation

Inventory consists of raw materials, work in process and finished goods stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products or component parts. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and reflected in cost of product revenue in the period in which the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established. Subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs were $528,000 in fiscal 2007 and $413,000 in the first nine months of fiscal 2008.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on our historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the receivables, (2) our historical write-offs, (3) the credit worthiness of each customer, (4) the economic conditions of the customer’s industry and (5) general economic conditions. Our allowance for doubtful accounts was $128,000 at March 31, 2007 and $167,000 at December 31, 2007. In the event we were to experience unanticipated collections issues, it could have an adverse affect on our operating results in future periods.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We recognize deferred tax assets for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. Our ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible or the net operating loss carryforwards may be utilized. To the extent that we cannot recognize a deferred tax asset under the preceding criteria, we establish a valuation allowance.

Based on the available objective evidence, including the fact that we have generated losses since inception, management believes that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against our deferred tax assets at March 31, 2007 and December 31, 2007.

As of March 31, 2007, we had $144 million and $80 million of federal and state net operating loss carryforwards available to reduce our future taxable income. These carryforwards expire between 2019 and 2026 for federal purposes and between 2011 and 2018 for state purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, the amounts of and benefits from our net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined in Section 382, over a three-year period.

We also had $3.8 million and $4.6 million of federal and state research and development tax credit carryovers at March 31, 2007. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we made no reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.

Results of Operations

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Product	94%	98%	96%	99%
Support	6	2	4	1

Total revenue	100	100	100	100

Cost of revenue:
Product	34	31	33	35
Support	1	—	1	—

Total cost of revenue	35	31	34	35

Gross profit	65	69	66	65

Operating expenses:
Research and development	27	30	30	30
Sales and marketing	38	33	39	35
General and administrative	7	8	8	8

Total operating expenses	72	71	77	73

Loss from operations	(7)	(2)	(11)	(8)

Other income, net:
Interest income	3	2	2	2
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—

Total other income, net	2	1	1	1

Loss before provision for income taxes	(6)	—	(11)	(7)
Provision for income taxes	—	—	—	—

Net loss	(6)%	—%	(11)%	(7)%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006 and the Nine Months Ended December 31, 2007 Compared to the Nine Months Ended December 31, 2006.

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2007	2006	$	%	2007	2006	$	%
Product	$28,961	$19,969	$8,992	45%	$78,859	$53,709	$25,150	47%
Support	1,801	422	1,379	327%	3,692	803	2,889	360%

Total revenue	$30,762	$20,391	$10,371	51%	$82,551	$54,512	$28,039	51%

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2007	2006	$	%	2007	2006	$	%
North America	$24,294	$18,560	$5,734	31%	$69,020	$49,363	$19,657	40%
Europe	2,116	747	1,369	183%	3,440	1,791	1,649	92%
Asia Pacific	4,352	1,084	3,268	301%	10,091	3,358	6,733	201%

Total revenue	$30,762	$20,391	$10,371	51%	$82,551	$54,512	$28,039	51%

Our total revenue increased by $10.4 million, or 51%, to $30.8 million in the third quarter of fiscal 2008 from $20.4 million in the third quarter of fiscal 2007, and by $28.0 million, or 51%, to $82.6 million in the first nine months of fiscal 2008 from $54.5 million in the first nine months of fiscal 2007. Product revenue increased by $9.0 million, or 45%, to $29.0 million in the third quarter of fiscal 2008 from $20.0 million in the third quarter of fiscal 2007, and by $25.2 million, or 47%, to $78.9 million in the first nine months of fiscal 2008 from $53.7 million in the first nine months of fiscal 2007. The increases in fiscal 2008 were principally due to an increase in repeat sales to existing customers, the expansion of our customer base and the impact of the introduction of our new E200 systems in early fiscal 2007. Revenue from our existing customers represented 80% and 77% of total revenue in the three and nine months ended December 31, 2007, respectively, as compared to 70% and 64% of total revenue in the three and nine months ended December 31, 2006, respectively. Revenue related to new customer sales represented 20% and 23% of total revenue in the three and nine months ended December 31, 2007, respectively, as compared to 30% and 36% of total revenue in the three and nine months ended December 31, 2006, respectively. Approximately $2.3 million and $6.4 million of the increase in revenue in the three and nine months ended December 31, 2007, respectively, compared to the same periods in fiscal 2007 was attributable to incremental sales of E200 systems. We increased the number of our sales and marketing personnel to 151 at December 31, 2007, from 92 at December 31, 2006, which contributed to our ability to expand our customer base.

As a result of the implementation of our software support model in March 2007, beginning with the first quarter of fiscal 2008, we recognize software support revenue as support revenue. Because we did not have VSOE of the fair value of software support in March 2007, we deferred revenue from product sales that were bundled with software support in the month of March 2007, which was equal to $6.3 million as of March 31, 2007, and we are recognizing that revenue on a ratable basis over the term of the software support period. Of the $6.3 million deferred revenue, we recognized $813,000 and $2.5 million as product revenue in the three and nine months ended December 31, 2007, respectively.

During the first quarter of fiscal 2008, we established VSOE of the fair value of our software support. As a result, beginning with that quarter, we now recognize all hardware and software license revenue upon shipment or installation, provided that the remaining revenue recognition criteria are satisfied. We recognize software support revenue as support revenue over the term of the support period.

Support revenue increased by $1.4 million to $1.8 million in the third quarter of fiscal 2008 from $422,000 in the third quarter of fiscal 2007, and by $2.9 million to $3.7 million in the first nine months of fiscal 2008 from $803,000 in the first nine months of fiscal 2007. Of the $1.4 million increase in support revenue in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, recognition of software support following our establishment of VSOE of fair value of PCS in the first quarter of fiscal 2008, an increase in our premium warranty, an increase in our extended warranty and an increase in our support renewals accounted for

$794,000, $159,000, $274,000 and $151,000, respectively. Of the $2.9 million increase in support revenue in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, recognition of software support following our establishment of VSOE of fair value of PCS in the first quarter of fiscal 2008, an increase in our premium warranty, an increase in our extended warranty and an increase in our support renewals accounted for $1.5 million, $441,000, $629,000 and $365,000, respectively.

In the three and nine months ended December 31, 2007, we derived 66% and 69% of our total revenue from direct sales to customers, respectively, compared to 60% and 72% in the three and nine months ended December 31, 2006, respectively. The increase in direct sales as a percentage of revenue in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 reflects our increased focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. The decrease in direct sales as a percentage of revenue in the first nine months of fiscal 2008 compared to first nine months of fiscal 2007 relates to increased sales in the Asia Pacific region, where we sell our products predominately indirectly through resellers. We increased the number of our direct sales personnel to 138 at December 31, 2007 from 84 at December 31, 2006. We generated 21% and 16% of our total revenue in the three and nine months ended December 31, 2007, respectively, from shipments to international locations compared to 9% in both the three and nine months ended December 31, 2006.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2007	2006	$	%	2007	2006	$	%
Cost of product revenue	$10,401	$6,322	$4,079	65%	$27,637	$19,164	$8,473	44%
As % of product revenue	36%	32%			35%	36%
Cost of support revenue	344	60	284	473%	799	145	654	451%
As % of support revenue	19%	14%			22%	18%

Total cost of revenue	10,745	6,382	4,363	68%	28,436	19,309	9,127	47%

Gross profit	$20,017	$14,009	$6,008	43%	$54,115	$35,203	$18,912	54%
Gross margin	65%	69%			66%	65%

Cost of revenue increased by $4.4 million, or 68%, to $10.7 million in the third quarter of fiscal 2008 from $6.4 million in the third quarter of fiscal 2007 and by $9.1 million, or 47%, to $28.4 million in the first nine months of fiscal 2008 from $19.3 million in the first nine months of fiscal 2007 primarily due to increased product shipments.

Cost of product revenue increased by $4.1 million, or 65%, to $10.4 million in the third quarter of fiscal 2008 from $6.3 million in the third quarter of fiscal 2007 as compared to the 45% increase in our product revenue during the same period. The higher increase in cost of product revenue compared to the increase in product revenue in the third quarter of fiscal 2008 relates primarily to increased hardware sales , which generally have lower margins than software sales. Cost of product revenue increased by $8.5 million, or 44%, to $27.6 million in the first nine months of fiscal 2008 from $19.2 million in the first nine months of fiscal 2007 as compared to the 47% increase in our product revenue during the same period. The slower increase in cost of product revenue compared to the increase in product revenue in the first nine months of fiscal 2008 is primarily attributable to increased sales of additional storage capacity to existing customers in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Our hardware costs are comparatively lower for providing additional storage capacity than they are for initial systems sales, because we are able to leverage the equipment in the existing system. To a lesser extent, our cost of product revenue increased slower than our product revenue in the first nine months of fiscal 2008 because we no longer accrue the software warranty costs as cost of product revenue as a result of the implementation of our software support model in March 2007.

Cost of support revenue increased by $284,000 to $344,000 in the third quarter of fiscal 2008 from $60,000 in the third quarter of fiscal 2007, and by $654,000 to $799,000 in the first nine months of fiscal 2008 from $145,000 in the first nine months of fiscal 2007 as a result of the implementation of our software support model in March 2007.

Gross margin decreased to 65% in the third quarter of fiscal 2008 from 69% during the third quarter of fiscal 2007 as a result of a shift in product mix resulting in increased hardware sales, which generally have lower margins than software sales. Gross margin increased to 66% in the first nine months of fiscal 2008 from 65% in the first nine months of fiscal 2007 primarily as a result of increased sales to existing customers of additional storage capacity, which have higher margins than initial system sales.

Research and Development

The following table presents period over period comparisons of our research and development expense for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2007	2006	$	%	2007	2006	$	%
Research and development	$8,320	$6,074	$2,246	37%	$25,036	$16,275	$8,761	54%
As % of total revenue	27%	30%			30%	30%

Our research and development expense increased by $2.2 million, or 37%, to $8.3 million in the third quarter of fiscal 2008 from $6.1 million in the third quarter of fiscal 2007, and by $8.8 million, or 54% to $25.0 million in the first nine months of fiscal 2008 from $16.3 million in the first nine months of fiscal 2007. The increases in fiscal 2008 were primarily due to increases in research and development personnel to 150 employees at December 31, 2007 from 107 employees at December 31, 2006 resulting in an increase in employee compensation and related cost, including greater expenses associated with our fiscal 2008 cash bonus plan compared to our fiscal 2007 bonus plan.

As a percentage of our total revenue, research and development expense decreased to 27% in the third quarter of fiscal 2008 from 30% in the third quarter of fiscal 2007. As a percentage of our total revenue, research and development remained constant at 30% in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

Of the $2.2 million increase in research and development expense in the third quarter of fiscal 2008, salaries and employee-related benefits and allocated facilities/IT expense accounted for $1.5 million and $601,000, respectively. Of the $8.8 million increase in research and development expense in the first nine months of fiscal 2008, salaries and employee-related benefits, expensed prototype and development equipment, allocated facilities/IT expense, stock-based compensation and depreciation of development equipment accounted for $3.6 million, $2.6 million, $1.2 million, $405,000 and $514,000 , respectively. The remainder of the increase relates to higher cash bonuses and professional services.

We expect research and development expense to increase on an absolute dollar basis for the foreseeable future as we increase the number of our engineering personnel and continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2007	2006	$	%	2007	2006	$	%
Sales and marketing	$11,762	$6,637	$5,125	77%	$32,155	$19,213	$12,942	67%
As % of total revenue	38%	33%			39%	35%

Our sales and marketing expense increased by $5.1 million, or 77%, to $11.8 million in the third quarter of fiscal 2008 from $6.6 million in the third quarter of fiscal 2007, and by $12.9 million, or 67%, to $32.2 million in the first nine months of fiscal 2008 from $19.2 million in the first nine months of fiscal 2007. These increases reflect in part the increase in sales and marketing personnel to 151 employees at December 31, 2007 from 92 employees at December 31, 2006.

As a percentage of our total revenue, sales and marketing revenue increased to 38% and 39% in the three and nine months ended December 31, 2007, respectively, from 33% and 35% in the three and nine months ended December 31, 2006, respectively. These increases were attributable principally to the substantial increase in the number of our direct sales personnel. Our sales personnel are not immediately productive and therefore the increase in sales and marketing expense was not offset by a corresponding percentage increase in revenue.

Of the $5.1 million increase in sales and marketing expense in the third quarter of fiscal 2008, salaries and employee-related benefits, commission expense, travel and presales customer support accounted for $2.8 million, $658,000, $405,000 and $408,000, respectively. The remainder of the increase relates to higher advertising, professional services, stock-based compensation and recruiting fees in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Of the $12.9 million increase in sales and marketing expense in the first nine months of fiscal 2008, salaries and employee-related benefits, commission expense, travel, stock-based compensation, professional services and presales customer support accounted for $7.2 million, $1.6 million, $872,000, $540,000, $500,000 and $1.2 million, respectively. The remainder of the increase relates to higher advertising and recruiting fees.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2007	2006	$	%	2007	2006	$	%
General and administration	$2,284	$1,597	$687	43%	$6,550	$4,224	$2,326	55%
As % of total revenue	7%	8%			8%	8%

Our general and administrative expense increased by $687,000, or 43%, to $2.3 million in the third quarter of fiscal 2008 from $1.6 million in the third quarter of fiscal 2007, and by $2.3 million, or 55%, to $6.6 million in the first nine months of fiscal 2008 from $4.2 million in the first nine months of fiscal 2007. These increases reflect in part the increase in general and administrative personnel to 43 employees at December 31, 2007 from 29 employees at December 31, 2006.

As a percentage of our total revenue, general and administrative expenses decreased to 7% in the third quarter of fiscal 2008 from 8% in the third quarter of fiscal 2007 and remained constant at 8% in the first nine months of fiscal 2008 and 2007.

The $687,000 increase in general and administrative expense in the third quarter of fiscal 2008 is primarily due to an increase in payroll related costs as a result of increased headcount. Of the $2.3 million increase in general and administrative expense in the first nine months of fiscal 2008, salaries, bonus and employee-related benefits and professional services accounted for $782,000 and $1.3 million, respectively. The remainder of the increase relates to higher bad debt expense and allocated facilities/IT.

Other Income, net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2006	2007	$	%	2007	2006	$	%
Other income, net:
Interest income	$877	$437	$440	101%	$1,715	$1,327	$388	29%
Interest expense	(308)	(199)	(109)	55%	(925)	(553)	(372)	67%
Other income (expense), net	(59)	36	(95)	(264)%	18	(7)	25	(357)%

Total other income, net:	$510	$274	$236	86%	$808	$767	$41	5%

Other income, net increased by $236,000, or 86%, to $510,000 in the third quarter of fiscal 2008 from $274,000 in the third quarter of fiscal 2007 and by $41,000, or 5%, to $808,000 in the first nine months of fiscal 2008 from $767,000 in the first nine months of fiscal 2007. The increases in other income, net in the three and nine months ended December 31, 2008 compared to the same periods in the prior year relate to higher interest income due to higher average cash and investment balances in fiscal 2008 partially offset with higher interest expense due to higher debt balances in the fiscal 2008 periods compared to the fiscal 2007 periods.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments for the periods presented (dollars in thousands):

	December 31, 2007	March 31, 2007	Increase (Decrease)
Cash and cash equivalents	$106,116	$16,722	$89,394
Short-term investments	14,417	17,988	(3,571)

Total	$120,533	$34,710	$85,823

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Treasury obligations and commercial paper.

Since our inception in 1999 through our initial public offering in November 2007, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, customer payments for our products and services, proceeds from the issuance of notes payable and borrowings under our revolving line of credit facility. In November 2007, we completed our IPO which provided us with approximately $97.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.5 million and other offering costs of $2.8 million. As of December 31, 2007, $1.5 million of these offering costs remained unpaid and these costs are expected to be paid in our fourth quarter.

We have a term loan agreement with a venture lending firm. Borrowings under the term loan agreement were available through March 31, 2006. In addition, we have a revolving line of credit with a commercial bank, under which borrowings are secured by our accounts receivable. Our revolving line of credit expires in March 2008. The aggregate amount available for borrowing under our revolving line of credit is the lesser of 80% of our eligible accounts receivable or $12.0 million. Our revolving line of credit agreement contains a financial covenant that requires us to maintain a minimum tangible net worth of $1.5 million, which is measured on a monthly basis through maturity. Tangible net worth is defined as stockholders’ equity minus net intangible assets. We were in compliance with this covenant as of December 31, 2007. The interest rate on our revolving line of credit varies between prime rate plus 1% to 2% based on certain minimum tangible net worth levels of the company. As of December 31, 2007, we had $1.3 million outstanding for notes payable under our term loan agreement and $4.0 million outstanding under our revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Nine Months Ended December 31,
	2007	2006
Net cash used in operating activities	$(5,116)	$(2,571)
Net cash used in investing activities	(1,774)	(13,787)
Net cash provided by financing activities	96,284	3,417

Cash Flows from Operating Activities

We continue to experience negative cash flows from operations as we expand our business and build our infrastructure domestically and internationally. Our cash flows from operating activities are significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base.

Net cash used in operating activities was $5.1 million and $2.6 million in the first nine months of fiscal 2008 and 2007, respectively. The $2.5 million increase in net cash used in operating activities in the first nine months of fiscal 2008 from the first nine months of fiscal 2007 was primarily attributable to a $5.1 million increase in our net loss for the period offset in part by a $2.0 million increase in our non-cash expenses such as depreciation and amortization, bad debt expense and stock-based compensation expense in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The increase in net loss reflects our larger investments in personnel and infrastructure, which grew at a higher rate than revenue.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and investments of our available cash and cash equivalent balances. Net cash used in investing activities was $1.8 million and $13.8 million in the first nine months of fiscal 2008 and 2007, respectively.

The $12.0 million decrease in net cash used in investing activities in the first nine months of fiscal 2008 from the first nine months of fiscal 2007 was primarily attributable to an increase in the sale and maturity of short-term investments of $16.4, million offset by a $2.9 million increase in purchases of short-term investments and a $1.5 million increase in capital expenditures. The purchases of property and equipment in the first nine months of fiscal 2008 were due to an increase in our headcount and purchases related to the continual build out of our infrastructure to support our growth.

We expect that in the remainder of fiscal 2008 and fiscal 2009 we will continue to invest in our infrastructure and in test and development equipment to support our research and development efforts. We also expect to incur capital expenses related to leasehold improvements.

Cash Flows from Financing Activities

Prior to our IPO in November 2007, we financed our operations primarily with net proceeds from private sales of convertible preferred stock totaling $183 million and borrowings under various debt arrangements with aggregate proceeds of $14.7 million, including the $5.3 million outstanding at December 31, 2007.

Net cash provided by financing activities in the first nine months of fiscal 2008 and 2007 was $96.3 million and $3.4 million, respectively. The increase in cash provided by financing activities in fiscal 2008 consisted principally of the net proceeds of our IPO of approximately $97.5 million, offset in part by $5.7 million higher repayments on the line of credit.

We believe that our existing cash balances will be sufficient to meet our anticipated capital requirements for the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Notes payable	$1,306	$446	$860	$—	$—
Operating lease obligations	7,797	311	2,701	2,461	2,324
Purchase obligations	12,497	12,497	—	—	—

Total	$21,600	$13,254	$3,561	$2,461	$2,324

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of December 31, 2007, we believe that our exposure related to these guarantees and indemnities as of December 31, 2007 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncements

See Note 1 of “Notes to Condensed Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Most of our sales contracts have been denominated in United States dollars, and therefore, our revenue historically has not been subject to foreign currency risk. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expense that is denominated in foreign currencies. This expense could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the British Pound, the Euro, the Swiss Franc, the Japanese Yen and, to a lesser extent, the Korean Won and the Chinese Yuan.

Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $120.5 and $34.7 million at December 31, 2007, March 31, 2007. These amounts were invested primarily in money market funds, short-term United States Treasury obligations and commercial paper. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents and short-term investments. Declines in interest rates, however, would reduce future investment income.

At December 31, 2007, we had borrowed $4.0 million under our revolving line of credit, which bears interest based on the prime rate plus applicable margins, which were fixed at the time of funding. At December 31, 2007, we had $1.3 million in outstanding principal under our subordinated term loan agreement, which bears interest at the three year Treasury Note rate plus applicable margins, which were fixed at the time of advance. Because of the fixed nature of our interest payments on these outstanding balances, we do not have rising interest rate exposure to our existing obligations. However, we could be exposed to increased interest rate risk if we make new borrowings under our revolving line of credit.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that we believe would adversely affect our business, operating results, financial condition or cash flows. The software and storage infrastructure industries are characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, in the future, we may be involved in various legal proceedings from time to time.

Item 1A.	Risk Factors

Risks Related to Our Business and Industry

We have a history of losses and may never achieve profitability.

Since our formation, we have recorded a net loss in all of our fiscal periods. We recorded a net loss of $15.5 million in fiscal 2007 and $8.9 million during the first nine months of fiscal 2008. During fiscal 2008, we expect to significantly increase expenditures in connection with the expansion of our business, including the hiring of additional direct sales and engineering personnel. In addition, as a public company, we anticipate that we will incur additional legal, auditing, accounting and other expenses resulting from regulatory requirements that did not apply to us as a private company. As a result of these increased expenditures, we will be required to increase our revenue substantially in order to achieve profitability. We may not be able to improve our revenue as compared to prior fiscal periods, and therefore, may never achieve profitability.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict. If our operating results fall below expectations, the price of our common stock could decline.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter, which makes forecasting our future operating results difficult. In addition, many of the orders we receive may include conditions, such as customer acceptance provisions, or may not ship or be installed during the quarter in which they are received, in which case we cannot recognize revenue for those orders. Many of our orders are conditioned upon successful testing of our products, and orders placed with our resellers by governmental entities may generally be terminated unilaterally or may be subject to additional conditions. As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult.

In any quarter, our revenue may be largely attributable to a single customer’s orders. For example, in the first quarter of fiscal 2008, 25% of our revenue was attributable to sales to one customer. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:

•

reductions in customers’ budgets for information technology purchases and delays in their budgeting and purchasing cycles, such as occurred earlier in this decade and which could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage requirements and IT infrastructures;

•

the length of time between our receipt of orders and the recognition of revenue from those orders, which can be several quarters because many of our orders contain terms that do not permit us to recognize revenue until certain conditions have been satisfied;

•	reductions in the size of our individual sale transactions, because smaller transactions tend to have a smaller software component and, therefore, could decrease our gross margins;

•	our ability to develop, introduce and ship, in a timely manner, new products and product enhancements that meet customer requirements; and

•	the timing of product releases or upgrades by us or by our competitors, which could have an adverse effect on our revenue if customers delay orders pending the new release or upgrade.

We face significant competition from a number of established companies, which may offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers.

We face intense competition from a number of established companies that seek to provide storage solutions similar to our utility storage solution. Currently, these competitors include EMC Corporation, Hitachi Data Systems Corporation, IBM, Network Appliance, Inc., Hewlett-Packard Company, Sun Microsystems, Inc. and Dell Inc. All of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding acceptance of a particular industry standard or competing technology. These companies may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products or technologies at a lower price than our products. In addition, they may be able to adopt more aggressive pricing policies than we can adopt. For example, our competitors may offer their products at significant discounts in response to our efforts to market the technological merits and overall cost benefits of our products.

Some of our competitors may also have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements that include IT solutions, such as document management or security, that we do not currently offer and that are unrelated to storage, but that may be desirable and beneficial features for our current and prospective customers. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing storage products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties, some of which already exist, to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

We also have many competitors that have developed competing technologies. For example, some of our competitors have recently released or announced plans to release a storage technology that will directly compete with our utility storage solution, including our 3PAR Thin Provisioning software application. We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new services and technologies that may offer greater performance and improved pricing compared to our products, any of which could harm our business. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our services or technologies obsolete or uncompetitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers. As a result, we may not be able to compete effectively and maintain or increase our market share.

Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from purchasing our products. In particular, when competing against us, we expect our competitors to emphasize the importance of data storage retention, the high cost of data storage failure and the perceived risks of relying on products from a company with a shorter operating history and less predictable operating results. These factors may cause our current or prospective customers to be unwilling to purchase our products and instead to purchase the products of our better-known and more established competitors. In the event that we are unable to successfully sell our products to new customers, persuade customers of our competitors to purchase our products instead, or prevent our competitors from persuading our customers to purchase our competitors’ products, we may not be able to maintain or increase our market share. This would have a negative impact on our future operating results.

Our ability to increase our revenue will depend substantially on our ability to attract and retain key sales and engineering personnel, and any failure to attract and retain these employees could harm our business, operating results and financial condition.

Our ability to increase our revenue will depend substantially on our ability to attract and retain additional qualified sales personnel, and our ability to offer competitive products will require that we attract and retain additional qualified engineers. In particular, we anticipate hiring a significant number of direct sales and engineering personnel in fiscal 2008, and our operating plan assumes that we will be able to attract and retain required employees. These positions require candidates with specific sales and engineering backgrounds in the storage industry, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, once we hire new employees to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. As a result of the difficulty in finding and training qualified candidates, it is also critical for us to retain the individuals who currently fill these positions. Any loss of our existing or future key management personnel could harm our business, operating results and financial condition.

Our future success depends on the continued service of our key management personnel. All of the members of our management and other employees can terminate their employment at any time, and the loss of the services of any of our executive officers or other key employees could harm our business. Our future success is also dependent upon our ability to attract additional personnel for all other areas of our organization, including our customer services and finance department. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, we may be unable to grow our business and increase our revenue.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our products, including their technical merits and capabilities and potential cost savings to the organization as compared to the incumbent storage solutions or other storage solutions that our customers or prospective customers may be considering. This education process can be extremely time consuming and typically involves a significant product evaluation process. Historically, our sales cycle averages three to four months, but has, in some cases, exceeded 12 months. Despite the substantial time and money that we invest in our sales efforts, we cannot assure you that these efforts will produce any sales. In addition, product purchases by our current and prospective customers are frequently subject to their budget constraints, approval processes, and a variety of unpredictable administrative, processing and other delays. A substantial number of our purchase orders do not include a shipment date, and shipments to customers may be delayed for substantial periods based on the customer’s specific needs. Our sales cycle may prevent us from recognizing revenue in a particular quarter, is relatively long and costly and may not produce any sales, which may cause our operating results to fluctuate and harm our business.

We purchase our disk drives, power supplies and certain components for our processor nodes from a limited number of qualified suppliers. If these or any of our other suppliers are not able to meet our requirements, it could harm our business.

We purchase sophisticated components from a limited number of qualified suppliers. We purchase our disk drives from Xyratex Technology Limited or Hitachi Global Storage Technologies, our power supplies from Power-One Inc., and application-specific integrated circuits, or ASICs, for our processor nodes from Renesas Technology Corp. Initially, suppliers of our disk drives, power supplies and ASICs require up to several months to qualify through a lengthy testing process, and a substantial amount of work to enable interoperability with our products. In the event that it became necessary for us to find another supplier of these or any of the other components of our products, the time required to transition to the new supplier could take up to 12 months, due to the lengthy qualification and technology development process.

We have in the past and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. We do not have a long-term contract with any of our current suppliers, and we purchase all components from our suppliers on a purchase order basis. If any of our suppliers were to cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.

Additionally, we periodically transition our product line to incorporate new technologies developed by us or our suppliers. For example, from time to time our suppliers may discontinue production of underlying components and products due to new technologies that have been incorporated into such components and products. Such discontinuance often occurs unexpectedly and our suppliers may require a significant amount of time to qualify the new technologies to ensure that they are compatible with our products.

We rely principally on two contract manufacturers to assemble portions of our products, and our failure to accurately forecast demand for our products or successfully manage our relationships with our contract manufacturers could negatively impact our ability to sell our products.

We rely principally on two contract manufacturers to assemble the disk chassis and processor nodes for each of our InServ Storage Server products, manage our supply chain and, alone or together with us, negotiate component costs. Specifically, we rely on Flash Electronics, Inc., or Flash, to assemble our processor nodes and on Flash and Xyratex Technology Limited to assemble our disk chassis. Our reliance on our contract manufacturers for these disk chassis and processor nodes reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturers or if either of our contract manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed. In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreement. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. We are required to provide forecasts to our contract manufacturers regarding product demand and production levels. We maintain with our contract manufacturers a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled or cancelled under certain limited conditions. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results.

We intend to introduce new products and product enhancements, which could require us to achieve volume production rapidly by coordinating with our contract manufacturers and component suppliers. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand. If our contract manufacturers are unable to provide us with adequate supplies of high-quality products, or if we or either of our contract manufacturers are unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

Because of a recent change to our business model, our past results may not be meaningful as compared to our current and future results, and you should not rely on them as an indication of our future performance.

Beginning in March 2007, in connection with sales of our products, we began offering our customers post-contract customer support, which we refer to as PCS, that includes obligations to provide unspecified software upgrades and enhancements to our customers on a when-and-if-available basis. Thus, beginning with the first quarter of fiscal 2008, we began recognizing software support revenue ratably over the term of our software support contract, rather than recognizing the entire arrangement at the time of shipment or installation as we had done previously, provided that the remaining revenue recognition criteria were satisfied. As a result of this change to our business model, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, particularly the growth in our revenue in absolute dollars on a year-over-year basis, as an indication of our future performance. In addition, if for whatever reason we are unable to maintain VSOE of the fair value of our software support, decide to discontinue offering PCS or otherwise change our business model, it could further complicate period-to-period comparisons of our operating results.

Our ability to sell our products is highly dependent on the quality of our support and service offerings, and any failure to offer high-quality support and services would harm our business, operating results and financial condition.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. Our products provide mission- critical services to our customers and a high level of post-sale support is necessary to maintain our customer relationships. We rely on authorized service providers in certain locations in the United States to deliver our initial level of customer support. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of our support and service offerings. Our ability to provide effective support and service offerings is largely dependent on our ability to attract, train and retain qualified service personnel. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, our sales process is highly dependent on strong word-of-mouth recommendations from our existing customers. We believe that communication among our customers is both rapid and frequent. Any failure to maintain high-quality support and services, or a market perception that we do not maintain high-quality support and services, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results and financial condition.

We rely on resellers and authorized service providers to sell, service and support our products in markets where we do not have a direct sales force or support and service personnel. Any disruptions to, or failure to develop and manage, our relationships with resellers and authorized service providers could have an adverse effect on our existing customer relationships and on our ability to increase revenue.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of resellers and authorized service providers in markets where we do not have a direct sales force or service and support personnel. We currently have a direct sales force in the United States, the United Kingdom, Germany and Japan. In other markets, we rely and expect to continue to rely on establishing relationships with resellers and authorized service providers. Our ability to maintain or grow our revenue will depend, in part, on our ability to manage and expand our relationships with our existing resellers and authorized service providers and to establish relationships with new resellers and authorized service providers. In addition to their sales activities, our resellers also, in certain instances, provide post-sale service and support on our behalf in their local markets. We also have agreements with authorized service providers that, although they do not sell our products, provide delivery and installation of our products as well as post-sale service and support on our behalf in their local markets. In markets where we rely on resellers and authorized service providers, we have less contact with our end customers and less control over the sales process and the quality and responsiveness of our resellers and authorized service partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of our service and support offerings. Any failure on our part to train our resellers and authorized service providers and to manage their sales, service and support activities could harm our business, operating results and financial condition. For example, many of our customers are large, multinational organizations that may from time to time purchase products intended for deployment in markets where we do not have operations, which would require us to qualify and retain reliable service and support offerings in those markets. If our resellers or authorized service providers, as the case may be, fail to provide high-quality service and support in those local markets, it could harm our relationships with key customers in our principal markets.

Recruiting and retaining qualified resellers and authorized service providers and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our relationships with our resellers and authorized service providers, we must continue to scale and improve our processes and procedures that support our resellers and authorized service providers, including investments in systems and training. Those processes and procedures may become increasingly complex, difficult and expensive to manage, particularly as the geographic scope of our customer base expands.

We typically enter into non-exclusive, written distribution and service agreements with our resellers and authorized service providers. These agreements generally have a one-year, self- renewing term, have no minimum sales commitment and do not prohibit our resellers and authorized service providers from offering products and services that compete with ours. Accordingly, our resellers and authorized service providers may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Our competitors may provide incentives to our existing and potential resellers and authorized service providers to use or purchase their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.

If we fail to manage future growth effectively, our business would be harmed.

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. From March 31, 2004 to December 31, 2007, our number of employees increased from 139 to 426, and we currently anticipate hiring additional employees in future periods. We have also expanded the geographic scope of our business during that period, including the recent establishment of research and development operations in Northern Ireland. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with vendors in select international markets. Continued growth in the size and scope, including the geographic scope, of our business operations will require substantial management attention with respect to recruiting, hiring, integrating and retaining highly skilled and motivated individuals; managing increasingly dispersed geographic locations and facilities; establishing an integrated information technology infrastructure; and establishing company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization but that address both U.S. and international regulatory and legal requirements. If we are not successful in effectively managing any future growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2007 and the nine months ended December 31,2007, we derived 10% and 16% of our revenue, respectively, from end customers outside the United States, and we expect to continue to expand our international operations. We have direct sales personnel in the United States, the United Kingdom, Germany and Japan, and agreements with third-party resellers in Poland, Japan, the United Kingdom, Korea, Italy, the Netherlands and Australia. In addition, we currently have international subsidiaries in the United Kingdom, Germany and Japan. We expect to continue to hire additional personnel and enter into agreements with third-party resellers in additional countries, and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

•	our inability to attract, hire and retain qualified management and other personnel;

•	the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;

•	the need to localize our products and licensing programs for international customers;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, which in turn could adversely affect our business, operating results and financial condition.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in foreign markets.

Because we incorporate encryption technology into our products, our products are subject to United States export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to introduce products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or an inability to export or sell our products to, existing or prospective customers with international operations and harm our business.

We are subject to laws and regulations governing the environment and may incur substantial environmental regulation costs, which could harm our operating results.

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. These laws and regulations have been enacted in several jurisdictions in which we sell our products, including various European Union, or EU, member countries. For example, the EU has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, and the Waste Electrical and Electronic Equipment, or WEEE, directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, sold after July 1, 2006. The WEEE directive obligates parties that sell electrical and electronic equipment in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment and provide a mechanism to take back and properly dispose of the equipment. There is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with these laws and regulations as they are enacted, and that our component suppliers also comply with these laws and regulations. If we or our component suppliers fail to comply with the legislation, our customers may refuse or be unable to purchase our products, which could harm our business, operating results and financial condition.

In connection with our compliance with these environmental laws and regulations, we could incur substantial costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines and liability to our customers. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenses in connection with a violation of these laws, our business, operating results and financial condition could suffer.

As we seek to increase our sales to the public sector, we may face difficulties and risks unique to government contracts that may have a detrimental impact on our business, operating results and financial condition.

Historically, we have sold products to United States government agencies through third-party resellers. We recently established a wholly owned subsidiary through which we intend to sell directly to more entities and agencies within the United States government and state and local governments. Developing new business in the public sector often requires companies to develop relationships with different agencies or entities, as well as with other government contractors. If we are unable to develop or sustain such relationships, we may be unable to procure new contracts within the timeframes we expect, and our business, operating results and financial condition may be adversely affected. Contracting with the United States government often requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our products or services are improperly priced, or if we are incapable of providing our products and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a financial loss for us if we fail to win a contract on which we submitted a bid. Further, some agencies within the United States government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our products that could require a significant amount of time and prevent our employees from working on other critical projects. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

Contracts with governmental entities also frequently include provisions not found in private sector contracts and are often governed by laws and regulations that do not affect private sector contracts. These unique provisions may permit public sector customers to take actions not available to customers in the private sector. These actions may include termination of contracts for convenience or due to a default. The United States government can also suspend operations if Congress does not allocate sufficient funds to a particular agency or organization, and the United States government may allow our competitors to protest our successful bids. The occurrence of any of these events may negatively affect our business, operating results and financial condition.

In order to maintain contracts we may obtain with government entities, we must also comply with many rules and regulations that may affect our relationships with other customers. For example, the United States government could terminate its contracts with us if we come under foreign government control or influence, may require that we disclose our pricing data during the course of negotiations, and may require us to prevent access to classified data. If the United States government requires us to meet any of these demands, it could increase our costs or prevent us from taking advantage of certain opportunities that may present themselves in the future. United States government agencies routinely investigate and audit government contractors’ administrative processes. They may audit our performance and our pricing, and review our compliance with rules and regulations. If they find that we have improperly allocated costs, they may require us to refund those costs or may refuse to pay us for outstanding balances related to the improper allocation. An unfavorable audit could reduce our revenue, and may result in civil or criminal liability if the audit uncovers improper or illegal activities. This could harm our business, operating results and financial condition.

If we are unable to protect our intellectual property rights, our competitive position could be harmed and we could be required to incur significant expenses to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, particularly outside of the United States. Further, with respect to patent rights, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any of our issued patents or patents that may be issued in the future may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future. Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their proprietary rights could harm our business.

Third parties could claim that our products or technology infringe their proprietary rights. In addition, we have in the past and may in the future be contacted by third parties suggesting that we seek a license to certain of their intellectual property rights that they may believe we are infringing. We expect that infringement claims against us may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility, we believe that we will face a higher risk of being the subject of intellectual property infringement claims. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment against us could also include an injunction or other court order that could prevent us from offering our products. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms, or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers, resellers and authorized service providers. Because we generally indemnify our customers, resellers and authorized service providers if our products infringe the proprietary rights of third parties, any such claims would require us to initiate or defend protracted and costly litigation on their behalf, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, resellers and authorized service providers.

We may not generate positive returns on our research and development investments.

Developing our products is expensive. In fiscal 2007 and in the first nine months of fiscal 2008, our research and development expenses were $24.5 million, or 37% of our total revenue and $25.0 million, or 30% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business, operating results and financial condition could be adversely affected.

We compete in a market characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. We cannot assure you that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet those needs in a timely manner, or at all. For example, our failure to develop additional features that our competitors are able to provide could adversely affect our business. In addition, although we invest a considerable amount of money into our research and development efforts, any new products or product enhancements that we develop may not achieve widespread market acceptance. As competition increases in the storage industry and the IT industry in general, it may become even more difficult for us to stay abreast of technological changes or develop new technologies or introduce new products as quickly as our competitors, many of which have substantially greater financial and engineering resources than we do. Additionally, risks associated with the introduction of new products or product enhancements include difficulty in predicting customer needs or preferences, transitioning existing products to incorporate new technologies, the capability of our suppliers to deliver high-quality components required by such new products or product enhancements in a timely fashion, and unknown defects in such new products or product enhancements. If we are unable to keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies, it could harm our business, operating results and financial condition.

Our products are highly technical and may contain undetected software or hardware errors or failures, which could cause harm to our financial condition and our reputation and adversely affect our business.

Our products are highly technical and complex and are critical to the operation of storage networks. We test our products prior to commercial release and during such testing have discovered and may in the future discover errors and defects that need to be resolved prior to release. Resolving these errors and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more errors, defects or security vulnerabilities that were not detected prior to commercial release to our customers. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, as well as any computer virus or human error on the part of our customer support personnel or authorized service providers that result in a customer’s data unavailability, loss or corruption, could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including in relation to changes to our products made by our resellers or authorized service providers. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

If flaws in the design, production, assembly or testing of our products or our suppliers components were to occur, we could experience a rate of failure in our products that would result in substantial repair, replacement or service costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. We cannot assure you that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could harm our business, operating results and financial condition.

Adverse changes in economic conditions and reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital and other resources. During the most recent economic downturn, business spending on technology infrastructure decreased dramatically. Weak economic conditions, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

Changes in financial accounting standards or business practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

A change in accounting standards or business practices can have a significant impact on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future. Changes to existing accounting rules or our business or accounting practices, such as our change to a software support model in March 2007, may adversely affect our reported financial results.

We may seek to engage in future acquisitions, all or many of which could be viewed negatively, lead to integration problems, disrupt our business, increase our expenses, reduce our cash, cause dilution to our stockholders and harm our financial condition and operating results.

In the future, we may seek to acquire companies or assets that we believe may enhance our market position. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure you that they will not be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business, operating results and financial condition.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NYSE Arca have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for our fiscal year ending on March 31, 2009, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management time on compliance-related issues.

In order to respond to additional regulations applicable to public companies, such as Section 404, we have recently hired a controller and a number of other finance and accounting personnel. We are also currently using independent contractors to fill certain positions and provide certain accounting functions. We intend to hire additional full-time accounting employees in fiscal 2008 and 2009 to fill these and other related finance and accounting positions. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in identification of internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, NYSE Arca or other regulatory authorities, which would require additional financial and management resources.

If we need additional capital in the future, it may not be available on favorable terms, or at all.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. However, we may require additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Interruption or failure of our information technology and communications systems or services provided by our suppliers and manufacturers could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power losses, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. In addition, our corporate headquarters, inventory storage facilities and product assembly centers, as well as the facilities of many of our suppliers and manufacturers, are located in areas with a high risk of major earthquakes. Some of our manufacturers also have facilities located in Asia, which could be adversely impacted by political or economic stability, inadequacy of local infrastructure to support our needs and difficulty in maintaining sufficient quality control over manufactured components and products. The occurrence of a natural disaster or other unanticipated problems at one or more of these locations could result in delays or cancellations of customer orders or the deployment of our products, and lengthy interruptions in our service, any of which could adversely affect our business, operating results and financial condition.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock is likely to be volatile.

The trading prices of the securities of technology companies have been highly volatile, and our common stock has limited trading history. Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new or enhanced services, strategic alliances or significant agreements by us or by our competitors;

•	gain or loss of significant customers;

•	recruitment or departure of our key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business. The trading price of our common stock might also decline as a result of events that affect other companies in our industry even if these events do not directly affect us. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources. This could harm our business, operating results and financial condition.

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our stock price and trading volume.

Securities research analysts establish and publish their own quarterly projections regarding us and our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities research analysts’ projections. Similarly, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly our stock price or trading volume could decline.

In addition, if securities or industry analysts cease coverage of our company, the trading price for our stock and the trading volume could decline.

Future sales of shares by our existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up agreements that most of our stockholders entered into at the time of our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Insiders have substantial control over us and are able to influence corporate matters.

At December 31, 2007, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 57.4% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Provisions in our certificate of incorporation and bylaws, as amended and restated upon the closing of our IPO, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 20,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairman of the board, the chief executive officer or the president;

•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require a super-majority of votes to amend certain of the above-mentioned provisions.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Between October 1, 2007 and November 27, 2007 (the date of the filing of our registration statement on Form S-8, No. 333-147632), we issued an aggregate of 51,984 shares of common stock that were not registered under the Securities Act of 1933 to our employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $141,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

On December 4, 2007 we issued an aggregate of 117,211 shares of common stock upon net issuance exercise of warrants to purchase 134,742 shares of our common stock at an exercise price of $1.88 per share originally issued to a lender of the company from June 2005 through October 2005. We received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. The lender agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the lender. We believe that the lender received adequate information about the company or had access, through its relationship with the company, to such information.

On December 17, 2007 we issued an aggregate of 96,630 shares of common stock upon net issuance exercise of warrants to purchase 35,458 shares of our common stock at an exercise price of $1.88 per share and 66,485 shares of our common stock at an exercise price of $0.02 per share originally issued to a lender of the company from June 2005 through October 2005. We received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. The lender agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the lender. We believe that the lender received adequate information about the company or had access, through its relationship with the company, to such information.

(b) Use of Proceeds from Public Offering of Common Stock

On November 15, 2007, our registration statement (No. 333-145437) on Form S-1 was declared effective for our IPO, pursuant to which we registered the offering and sale of an aggregate of 8,625,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $14.00 per share or aggregate offering price of $120.8 million. The offering, which closed on November 21, 2007, did not terminate until after the sale of 7,702,479 of the shares registered on the registration statement for an aggregate offering price of $107.8 million. The managing underwriters were Goldman, Sachs & Co., Credit Suisse, UBS Investment Bank, Thomas Weisel Partners LLC, and RBC Capital Markets.

As a result of the offering, we received net proceeds of approximately $97.5 million, after deducting underwriting discounts and commissions of $7.5 million and additional offering-related expenses of approximately $2.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2007 we used $5.8 million of the net proceeds to repay outstanding balances under our revolving line of credit with Silicon Valley Bank. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maxium Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2007	1,124	(1)	$5.52	—	—
November 1 - November 30, 2007	—		—	—	—
December 1 - December 31, 2007	—		—	—	—

Total	1,124		$5.52	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment pursuant to the provisions of our 1999 Stock Plan and 2000 Management Stock Option Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2007 Annual Meeting of Stockholders was held on October 30, 2007. The proposals submitted to a vote and the results of the voting (after giving effect to the one-for-two reverse split of our common stock and preferred stock effected on October 25, 2007) are as follows:

1.	To elect all of our directors and approve the classification of the Board of Directors effective upon the closing of our IPO.

Election of Directors

Name	For	Withhold
Kevin Fong(1)	9,881,695	0
James Wei(1)	9,881,695	0
Mark Siegel(2)	16,002,035	0
Jeffrey Price(3)	10,873,893	9,216
David Scott(3)	10,865,168	17,941
Mark Jung(4)	41,545,170	11,559
Chris Paisley(4)	41,545,170	11,559
Michael Sheridan(4)	41,542,770	13,959

(1)	Elected by the holders of Series A-2 and Series A-3 Preferred Stock voting together as a single class

(2)	Elected by the holders of Series B-1 Preferred Stock voting together as a separate class.

(3)	Elected by the holders of Common Stock voting together as a separate class.

(4)	Elected by all holders of outstanding stock.

Approval of Classified Board

For	Against	Abstain
41,146,370	389,633	20,727

2.	To ratify the appointment of PricewaterhouseCoopers LLC as our independent registered public accounting firm for fiscal 2008.

For	Against	Abstain
41,540,169	0	16,560

3.	To approve our amended and restated certificate of incorporation and amended and restated bylaws to be effective upon the closing of our IPO.

	For	Against	Abstain
Common	10,726,525	106,880	49,703
Preferred	30,673,621	0	0

4.	To approve and ratify the form of indemnification agreement for our officers, directors and agents.

For	Against	Abstain
37,019,001	99,125	21,560

5.	To approve the adoption of our 2007 Equity Incentive Plan

For	Against	Abstain
41,361,003	179,484	16,242

6.	To approve the adoption of our 2007 Employee Stock Purchase Plan

For	Against	Abstain
41,433,833	122,897	0

In addition, on October 23, 2007, pursuant to Section 228 of the Delaware General Corporation Law, we distributed an action written consent to our stockholders requesting approval of a one-for-two reverse split of our outstanding common and preferred stock. Written consents from stockholders holding an aggregate of 71,085,477 shares (on a pre-split basis) of our capital stock voting in favor of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 33,943,954 shares (on pre-split basis) of our capital stock entitled to vote on such matter.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: February 13, 2008

3PAR Inc.

By:	/s/ Adriel G. Lares
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.