Form 10-K
period 2008-03-31
3PAR Inc.
filed 2008-06-12
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33823

3PAR Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0510671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4209 Technology Drive Fremont, CA	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 413-5999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer a non accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☑

As of September 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s common stock was not listed on any exchange or over-the-counter market. The Registrant’s common stock began trading on NYSE Arca on November 16, 2007. At March 31, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant based upon the closing sale price of such shares on NYSE Arca on March 31, 2008 was approximately $188,451,167. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of March 31, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 31, 2008 was: 60,576,681

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Shareholders, to be held on September 10, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

Overview

We are the leading global provider of utility storage solutions for large to medium enterprises, business-oriented service providers, consumer-oriented Internet/Web 2.0 companies and government entities. Utility storage is a segment of the larger, global market for Fibre Channel and iSCSI open storage area networks, or SANs, a market in which we compete with larger, more established companies. Our utility storage products offer simple, efficient and massively scalable tiered storage arrays designed to be key building blocks for utility computing. Utility computing is an emerging IT architecture that virtualizes key IT infrastructure elements, primarily application servers and storage arrays, to create shared infrastructures for workload consolidation that can enable services to be delivered more rapidly, flexibly, reliably and economically. Virtualization presents a logical view of resources that is independent of the actual underlying physical assets. Utility computing aims to capture key advantages of both mainframe computing and client/server, or distributed computing, which utility storage helps enable by reducing complexity and inefficiency in the storage infrastructure.

We believe that our utility storage solution dramatically enhances the economics and performance of storage. Our utility storage solution is designed to provision storage services more rapidly than alternative approaches, reduce administrative costs, improve server and storage utilization, lower power and cooling requirements and scale efficiently to support the continuous growth of data.

We deliver our utility storage solution through our InServ Storage Server arrays, all of which are powered by our InForm Suite of software. IDC, a third-party market research firm, estimates in its December 2007 report “Worldwide Disk Storage Systems 2007-2011 Forecast Update: Mature, But Still Growing and Changing” that the global market for Fibre Channel and SANs will be approximately $12.7 billion in 2008. We compete in segments of this market that IDC estimates will be approximately $8.5 billion in 2008.

We began operations in May 1999 and are headquartered in Fremont, California. We began commercial shipments of our products in March 2002 and have shipped over 600 systems to more than 300 end customers, including Credit Suisse Group, Department of Justice (FBI), Dow Jones & Company, Inc., MySpace.com, Omniture, Inc., Priceline.com, SAVVIS, Inc., TransUnion LLC, United States Census Bureau, USinternetworking, Inc. (an AT&T company), Verizon Business and the Virginia Information Technologies Agency.

Industry Background

Organizations that generate and retain large amounts of data use enterprise level storage systems for storing, protecting and recovering electronic information in the form of digital data. Efficient and accurate access to data can be critical to the success of an organization and can be a key competitive differentiator.

Data Growth and Increasing Regulatory Compliance

The increasing reliance on business-critical enterprise applications such as e-mail, relational databases, enterprise resource planning, customer relationship management and workgroup collaboration tools, as well as digital content for Internet services, online video and digital imaging, is resulting in the rapid growth of data across all enterprises and geographies. We believe the management and protection of this data throughout its lifecycle, from creation to archiving, is becoming a significant component of organizations’ IT budgets. In addition, global compliance initiatives and government regulations, such as those issued under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the Health Insurance Portability and Accountability Act, as well as company-specific policies requiring data preservation, are contributing to the growing volumes of data that must be retained and managed for long periods of time or indefinitely.

Computing Architecture Transitions Create a Need for New Storage Architectures

The first storage technology used with general computing was based on directly attached disk drives. This computing paradigm evolved into mainframe computing with the development of mainframes by IBM, and other vendors using the MVS operating system. The first advanced storage systems were optimized building blocks designed to be attached to these mainframes. These storage systems, which became known as monolithic storage arrays, provide mainframe-specific storage features, such as large caches, as well as redundant disk protection, but at a significant up-front capital cost.

In the 1990s, distributed computing emerged as the predominant IT architecture. This approach uses open systems servers based on UNIX, Windows and Linux. As distributed computing emerged, monolithic storage arrays were modified to work in these new environments. In addition, a new design of storage array arose comprised of pairs of data storage engines, or controller nodes. This new design came to be known as a modular storage array. Modular storage arrays, which were designed specifically for distributed computing, emerged as the predominant way to store and manage data. Modular storage arrays were designed to be more affordable than monolithic storage arrays but were not equipped as well as monolithic storage arrays to handle the scalability requirements needed in rapidly growing data environments. The emergence of modular storage accelerated the development of networked storage in the form of both SANs and network attached storage, or NAS. SAN and NAS approaches can lead to many individual storage silos, which increases data center complexity. This growing number of storage silos required incremental networking equipment, such as switches and appliances, which in turn required management of more storage and networking resources and placed an additional strain on IT personnel and increased administrative costs.

Management and protection of data across an enterprise has been increasingly viewed as a mission-critical task. However, monolithic and modular storage arrays are increasingly challenged by the rapid rate of data growth and the need for regulatory data retention.

The Need for Virtualization and Utility Computing

Organizations face significant and increasing challenges in the current computing environment. Key challenges to distributed computing include:

•	suboptimal system utilization;

•	excessive power consumption;

•	implementation complexity; and

•	difficulty in keeping up with the demand for IT agility and responsiveness to address changing business requirements at an economic cost that appropriately matches business needs.

As a result, a new IT architecture called utility computing is emerging that leverages technologies that include virtualization, automation and clustering, which is the ability to aggregate processing capacity from a number of individual processing elements operating independently or in concert. Gartner, Inc., an information technology research and advisory company, states in its August 2006 report “Magic Quadrant for North American Web Hosting, 2006” that utility computing offerings are the most significant innovations taking place in the Web-hosting services industry. Virtualization, automation and clustering work together in a utility computing architecture to create shared infrastructures for flexible workload consolidation. By employing these new technologies, we believe that organizations are able to significantly improve their computing environment with higher server and storage utilization, better data management and more predictable administrative costs. We believe that utility computing therefore enables customers to respond more quickly to business requirements while lowering the total lifetime cost of ownership. The table below illustrates historical computing and storage architecture transitions.

The Need for New Building Blocks for Utility Computing, Including Utility Storage

New generations of server and storage building blocks are emerging to optimize the deployment of utility computing such as server virtualization technologies. These new server technologies have created their own challenges within storage environments. These challenges include:

•	storage performance bottlenecks from using server virtualization to combine a greater number of applications on individual servers; and

•	a requirement for higher capacity upfront storage deployments, which are oftentimes suboptimally utilized.

We believe that the traditional categories of storage systems—monolithic and modular arrays—are not adequately equipped to meet these challenges because they typically:

•

require the dedication of significant administrative resources associated with planning, configuration management, provisioning, performance tuning, service level optimization and ongoing change management. These tasks inhibit the speed and agility with which IT departments can respond to changing business needs and increase operating expenditures associated with additional personnel, training and professional services fees. According to The 451 Group, a technology research company, the ongoing management and support costs associated with traditional enterprise storage systems are often more than two times the initial capital expenditure associated with the procurement of these systems;

•

use a dedicate-on-allocation approach to storage provisioning. This approach requires customers to purchase and pre-dedicate large quantities of storage capacity to applications and servers significantly ahead of when data is actually written. According to data published by GlassHouse Technologies, Inc., an independent IT consulting firm, storage utilization rates have been estimated at an average of 25%. This low utilization increases customers’ capital expenditures, as well as operating expenditures associated with power, cooling and floor space consumption; and

•

create greater data center complexity through the proliferation of storage silos to address scalability requirements. In many cases, these silos require additional networking equipment and, due to this increased complexity, additional management software and appliances. This results in further costs, risks to service levels and increased administrative overhead.

In addition to these challenges, IT administrators need to accommodate the evolution towards IT architectures that can more quickly align and respond to changing business requirements, which are commonly referred to as Service Oriented Architectures, or SOA. We believe that organizations are increasingly interested in purchasing enterprise IT as a utility service because the variable cost basis more closely ties with their business needs and performance. Service providers, including those using Software as a Service, or SaaS, models, are emerging to fulfill this need for enterprises. We believe that utility computing will serve as the core IT infrastructure foundation for both the implementation of SOA in enterprise data centers and the delivery of enterprise IT, whether accomplished internally or through service providers.

We believe that the successful deployment of utility computing requires new architectural building blocks for storage provisioning. Using similar technologies to those used to create the new server building blocks for utility computing, we have designed and delivered a storage building block, which we call utility storage, that we believe is optimized for utility computing.

Our Solution

Our utility storage solution delivers simple, efficient and massively scalable tiered storage to our customers. Tiered storage enables users to store data of varying business values on different classes of disk drives to reduce overall storage cost and provide varying levels of service in a single system. We believe that our utility storage products dramatically enhance the economics and performance of storage by provisioning storage services more rapidly than alternative approaches, reducing administrative costs, improving server and storage utilization, lowering power and cooling requirements and scaling efficiently to support the continuous growth of data. We have designed our solution to overcome the limitations of both monolithic and modular storage arrays.

Our utility storage solution is designed to provide significant advantages to our customers, including:

•

Simplicity. Rapid and self-executing, or autonomic, provisioning of storage volumes of varied service levels and size can be achieved in just a few seconds, as compared to minutes, hours or days with monolithic and modular approaches, and without equivalent pre-planning or configuration. Our software autonomically load balances data on physical disks to optimize application performance. We refer to this as dynamic optimization. These benefits are recognized in initial deployments as well as subsequent storage planning, provisioning and ongoing management. In addition, our Dynamic Optimization software enables IT administrators to define desired service levels to allow users to provision capacity and manage data lifecycle management policies simply. Our software is designed to reduce training requirements and simplify cross-platform interoperability for remote backup and replication.

•

Efficiency. Our software allows our customers to significantly improve their utilization of physical storage capacity by minimizing the use of pre-allocated, unused storage capacity that is common in traditional monolithic and modular storage provisioning methodologies. Our Thin Provisioning software allows an application to be allocated the virtual storage capacity it requires, without having to dedicate all of the associated physical capacity up front. The technology underlying thin provisioning uses a dedicate-on-write approach that differs from the traditional dedicate-on-allocation approach employed by monolithic and modular storage provisioning methodologies. Our Thin Provisioning software dedicates storage capacity to a unit of storage allocation, or volume, only when an application actually writes data to it. As a result, each storage volume is driven towards full utilization. Our software also allows new applications to be implemented immediately using virtual capacity.

The graphic below illustrates how our Thin Provisioning software dedicates storage capacity. Traditional storage provisioning methodologies, such as those commonly used by monolithic and modular storage arrays, require the allocation and purchase of physical storage capacity up front even when an application only requires a fraction of this capacity to store actual written data. However, our thin provisioning methodology does not require the allocation of this volume-specific storage capacity up front. Instead, applications are able to draw upon a shared storage pool when those applications require additional physical storage capacity to write data to their volumes. As this shared pool is consumed, additional shared storage can be purchased as needed, thereby minimizing premature use of capital for storage.

•

Scalability. Our InServ Storage Server products can support up to 600 terabytes of storage in a single tightly clustered system. This storage capacity can be mixed between various types of enterprise-class and nearline disk drives to meet the differing needs of a variety of applications supported on a single system. Our clustered controller architecture is designed to enable non-disruptive scalability within a single, tiered storage system as customer storage needs change over time, without requiring a high initial cost of ownership. Our systems allow Fibre Channel and iSCSI host connectivity concurrently, which permits the consolidation of a wide variety of applications and servers. In addition, through our alliances with NAS gateway vendors, we are able to offer open, unified storage solutions for overall storage consolidation. Capacity can be purchased incrementally or on an as-needed basis, enabling customers to pay only for what they need when they need it.

•

Availability. Our clustered controller architecture allows our utility storage solutions to be configured to target demands for high availability. The architecture has been designed to tolerate component failures in hardware, including individual controller nodes, without servers losing access to storage volumes. We offer sophisticated, remote replication software to protect customers from single-system and site failures over both short and long geographic distances. Flexible copy-on-write snapshot technology, which captures only changes in written data, integrated with leading databases and backup software, is designed to allow rapid application recovery. This combination of features is designed to allow customers to maintain data availability, minimize the impact to customers of component failures and allow faster recovery if application failures require rapid retrieval of previous copies of data.

•

Faster Storage Provisioning. We believe that our storage solution provides our customers with greater business agility, allowing our customers to provision storage more quickly for new applications and projects. Faster storage provisioning enables our customers to realize benefits and address new business opportunities more rapidly than with monolithic and modular storage arrays, which often take days or weeks to configure and provision.

Our Strategy

Our mission is to provide storage solutions that are simple and efficient. Key elements of our strategy include:

•

Promoting the Benefits and Adoption of Utility Storage. We believe that the market for utility computing is in its early stages and developing strong momentum. We intend to increase market awareness of the benefits of utility storage by targeting organizations that can benefit from server virtualization and other aspects of utility computing. We believe that when compared to monolithic and modular storage solutions, our utility storage products enhance service delivery and storage economics by offering higher performance at a lower total cost of ownership.

•

Building Substantial Repeat Business with Existing Customers. We will seek to further penetrate our existing customer base as customers’ data requirements increase and as customers increasingly realize the performance and cost benefits of our utility storage solution. We intend to continue generating significant repeat business by selling easily expandable tiered storage arrays as our customers’ storage needs increase and by delivering a broad and interoperable product line suitable for a wide variety of deployments with a focus on achieving high levels of customer satisfaction. We believe that customer references have been, and will continue to be, an important factor in winning new business.

•

Expanding Our Customer Base Through Direct Customer Relationships in Core Markets. We are focused on developing relationships directly with large aggregators of storage demand using our direct sales force. Because of the importance of the data our customers and prospective customers are entrusting to our products, we believe that it is important to have a direct relationship with them. We have direct sales and customer service personnel in the United States, the United Kingdom, Germany and Japan. We plan to invest in the expansion of our direct sales force, both in the United States and internationally.

•

Expanding Strategic Relationships. We have developed strategic relationships with a variety of companies that provide servers, network infrastructure components and professional services to our target customer base. We intend to continue these relationships to provide our customers with the ability to more easily integrate our utility storage products within their existing and planned IT infrastructures, as well as to extend the range of applications for which the use of our storage solution is appropriate. In markets in which we do not have a direct presence, in addition to expanding our direct sales force, we intend to continue to engage resellers to broaden our distribution channels and develop strategic relationships to expand the distribution of our storage systems.

•

Extending Our Technology Leadership Position in Utility Storage. We intend to utilize our existing intellectual property, industry experience, internal research and development capabilities and our strategic industry relationships to extend our technology leadership in providing simple, efficient and scalable utility storage systems. Specifically, we intend to continue enhancing our InForm software suite, other software applications and our underlying clustered controller hardware architecture with greater levels of functionality, performance and availability.

•

Offering the Highest Level of Customer Support. We have developed advanced remote support capabilities that include event reporting and analysis as well as remote software maintenance. We believe that this enables us to cost-effectively deliver high levels of customer service. We intend to continue enhancing these tools in order to further differentiate our utility storage products.

Products

Our InServ Storage Server family, powered by our InForm Suite, consists of the E200, S400 and S800 models, and addresses the needs of customers ranging from small branch offices and departmental deployments to large data center locations.

InServ Storage Servers

Our storage arrays support a wide range of open systems-based servers including various implementations of UNIX, Windows and Linux. Our storage servers are modular in design to enable our customers to add capacity and increase performance in a cost-efficient manner.

The following table outlines the features of each of our InServ Storage Servers:

Model	E200	S400	S800
Deployment Profile	Departmental or remote office consolidation	Enterprise storage consolidation	Large enterprises and service providers
Controller Nodes	2	2 – 4	2 – 8
Disk Drives	16 – 128	16 – 640	16 – 1,280
Maximum Capacity	96 Terabytes	300 Terabytes	600 Terabytes

InForm Suite

The 3PAR InForm Suite is our proprietary software platform that provides the core intelligence for each of our InServ Storage Servers. Our InForm Suite, which includes our operating system software and other software products, is designed to enable the management and protection of data across a global IT environment simply and economically. Our InForm Suite is comprised of the following elements:

•	3PAR InForm OS. InForm OS is our core operating system that utilizes advanced internal virtualization capabilities within a massively scalable tiered storage array.

•	3PAR Rapid Provisioning. Rapid Provisioning provides built-in autonomic and load-balanced provisioning.

•	3PAR Full Copy. Full Copy offers flexible point-in-time cloning of storage volumes. It is built on thin copy technology and can clone both traditional and thin provisioned volumes.

•	3PAR Access Guard. Access Guard provides volume access security at the logical or physical level, or both.

•	3PAR LDAP. LDAP provides centralized authentication and authorization using industry standard lightweight directory access protocol.

Optional Software Applications

We also provide our customers with a number of optional software applications, which we sell under perpetual license agreements and which customers may purchase with or after the initial system sale, including:

•

3PAR Thin Provisioning. Thin Provisioning improves storage utilization by reducing the need to over-allocate physical storage capacity by application. The software enables IT departments to over-allocate logical storage capacity while only utilizing physical storage capacity on an as-needed basis.

•

3PAR Dynamic Optimization. Dynamic Optimization enables users to modify service levels across all stages of the disk-based lifecycle online and non-disruptively. With a single command, customers can increase service levels during peak demand and subsequently return to standard levels on demand.

•

3PAR Virtual Copy. Virtual Copy provides instant copy-on-write snapshots of data with no impact to applications. Virtual Copy uses thin copy technology that consumes minimal physical capacity by referring to existing data rather than duplicating it.

•

3PAR Recovery Manager for Microsoft Exchange, Microsoft SQL Server and Oracle. Recovery Manager creates and manages snapshots and allows users to quickly restore application data and files from disks. Recovery Manager integrates Virtual Copy with Microsoft Exchange and Microsoft SQL Server as well as Oracle databases to allow consistent snapshots and integrated backup.

•

3PAR Remote Copy. Remote Copy enables users to copy data from one InServ Storage Server to another in a remote location to maintain data availability for business continuity. Remote Copy is based on thin copy technology so it can replicate both traditional and thin provisioned volumes. Remote Copy offers both synchronous and periodic asynchronous remote replication over short and long geographic distances.

•

3PAR System Reporter. System Reporter is a web-based performance and data capacity management tool. System Reporter collects and analyzes historical system data from one or more InServ Storage Servers that can then be used for troubleshooting, consolidated monitoring and service level agreement reporting.

•

3PAR System Tuner. System Tuner automatically analyzes data on InServ Storage Servers to identify underperforming groupings of data. System Tuner targets underperforming groupings of data and non-disruptively relocates the data to help maintain optimal system performance.

•

3PAR Multipath I/O for IBM AIX and Microsoft Windows. Multipath I/O provides for path redundancy and helps to eliminate information bottlenecks, allowing data to be intelligently routed through multiple system paths between the host server and storage subsystem. Multipath I/O provides users with greater data availability and more efficient load balancing of data.

•

3PAR Virtual Domains. Virtual Domains is virtual machine software that delivers secure access and improved storage services for different applications and user groups. Since users (or groups) have access to only those virtual domains to which they have been granted access, they can independently and confidently administer and monitor the system without concern for the actions or visibility of other users.

Technology

Our utility storage solution features an integrated system of software and hardware, enabled by our advanced InSpire architecture. Our InSpire architecture delivers a simple, tiered storage array for open systems. Central to the design is a high-bandwidth, low-latency backplane that unifies cost-effective, modular and expandable components into a highly available, fully and autonomically load-balanced cluster.

InServ Storage Servers

Our clustered InSpire architecture offers customers an alternative to the higher initial cost of ownership and scaling complexity typically associated with monolithic and modular array architectures, respectively. Customers can start small and affordably—with as few as two controller nodes—yet scale massively and non-disruptively within a single, fully tiered system. The core hardware elements of our InSpire architecture include the 3PAR ASIC, a full mesh backplane, storage controller nodes, host bus adaptors for server and disk connectivity, drive chassis, drive magazines and disk drives. All active hardware components can be configured redundantly within the system.

Our InServ Storage Server products utilize a cluster-based approach and feature a full mesh backplane that connects all storage controller nodes over low-latency, high-bandwidth links to form an active cluster. The low-latency, high-bandwidth interconnect means that all workloads are distributed and shared across all system resources in a massively parallel fashion. This is designed to deliver high and predictable levels of performance for all workloads—even under failure conditions—as well as high utilization of purchased resources.

This combination of nodes and backplane forms our proprietary data movement engine that delivers performance and connectivity within the InServ Storage Server products. Each controller node contains several components, including one or more processors, separate control and data cache and our custom-designed ASIC. Unlike traditional designs that process commands and move data using the same processor, the 3PAR node design separates control command processing and data movement. Control command processing is managed by the on-board processors and dedicated control cache, while all data movement is executed by 3PAR’s ASIC and dedicated data cache. We believe that this innovative design eliminates the performance bottlenecks of traditional storage systems when serving competing workloads such as online transaction processing and data warehousing simultaneously from a single processor complex.

Our InServ Storage Servers represent the first storage arrays to apply a full-mesh interconnect to reduce latencies and address scalability requirements. Our proprietary backplane on each of our InServ Storage Servers is a passive circuit board that contains connectors for our controller nodes. These connectors and associated paths on the backplane form a full-mesh connected network between the controller nodes. The availability of a low-latency, high-bandwidth backplane enabled us to develop an advanced volume management function that was both clustered and distributed across all available controller nodes. This enables the delivery of a cost-effective, cache-coherent architecture that permits a specific volume to be actively accessed through any number of controller nodes configured within a single system, delivering performance scalability and highly available access to data. The entire clustered storage architecture is managed as a single entity.

InForm Suite

The 3PAR InForm Suite provides the core intelligence and software for our InServ Storage Servers. At the heart of our InForm Suite is the 3PAR InForm OS, the operating system software that provides internal storage virtualization and volume management.

The 3PAR InForm OS employs a three-level mapping methodology similar to the virtual memory architectures of high-end enterprise operating systems. The first level of mapping virtualizes physical disk drives of any size into a pool of small uniform- sized data segments, or chunklets, and manages the dual paths between each chunklet and disk drive. We believe that the fine-grained nature of this mapping methodology, utilizing chunklets, significantly reduces under-utilization of storage assets. The second level of mapping associates chunklets with logical disks. This association allows logical devices to be created with template properties based upon RAID, or redundant array of independent disks, characteristics and the physical location of chunklets across the system. Logical disks can be tailored to meet a variety of cost, capacity, performance and availability characteristics, depending upon the quality of service required. The third level of mapping associates virtual volumes with all or portions of an underlying logical disk or of multiple logical disks. Virtual volumes are the capacity representations exported to hosts and applications. As a result of this approach, a very small portion of a virtual volume associated with a particular logical disk can be quickly and non-disruptively migrated to a different logical disk for performance or other policy-based reasons.

The underlying fine-grain virtualization of our mapping methodology allows us to support both dedicate-on-write and copy-on-write capabilities that are the foundation of our thin provisioning and thin copy technologies, respectively. Thin provisioning utilizes a shared storage pool from which applications are dedicated storage capacity only when these applications actually write data. Our thin technologies enable higher storage utilization rates than their traditional fat equivalents. Our thin copy technologies include the ability to make readable and writeable snapshots, thin clone copies and thin-provisioning-aware remote data replication.

We have integrated our thin copy snapshot technology—Virtual Copy—with a variety of applications including Microsoft Exchange, Microsoft SQL Server and Oracle databases. This integration is designed to ensure that snapshots taken of data stores are consistent, enable integration with back-up products and facilitate rapid application recovery. Hundreds of copy-on-write snapshots of a single volume may be taken over consecutive periods to deliver a near-Continuous Data Protection, or CDP, facility with many recovery points.

Alliances

We have developed alliances with a variety of companies that provide servers, operating systems, host bus adaptors, SAN Fabric components, NAS gateways, clustered file systems, databases, applications, networking infrastructure, appliances and professional services. The structure of these alliances varies but includes joint agreements that cover interoperability testing and certification, cooperative support (either direct agreements or through TSAnet, an industry consortium for collaborative support) and cooperative development, marketing and sales. We leverage these alliances to provide our customers with the ability to more easily integrate our utility storage within their existing and planned IT infrastructures, as well as extending the range of applications for which the use of our InServ Storage Servers is appropriate.

We have alliances with companies that include Brocade Communication Systems, Inc., Cisco Systems, Inc., Data Domain, Inc., Egenera, Inc., Emulex Corporation, FalconStor Software, Inc., Hewlett-Packard Company, or HP, IBM, IBRIX Inc., Incipient, Inc., Microsoft Corporation, NetApp, Inc., Novell Inc., ONStor, Inc., Oracle Corporation, QLogic Corp., Red Hat, Inc., Riverbed Technology, Inc., Sun Microsystems, Inc., or Sun, Symantec Corporation and VMware, Inc.

Customers

As of March 31, 2008, we have sold our utility storage systems to over 300 end customers. Our customers include large to medium enterprises, business-oriented service providers, consumer-oriented Internet/Web 2.0 companies and government entities.

Large to Medium Enterprises: Across the spectrum of large to medium enterprises, there are IT organizations that have transformed, or are in the process of transforming themselves, into internal service bureaus that leverage shared, virtualized infrastructures for open systems-based workload consolidation and flexible resource allocation. This customer category includes companies such as Credit Suisse Group, Dow Jones & Company, Inc. and TransUnion LLC.

Business-Oriented Service Providers: Our businesses-oriented service provider customer category includes companies with a business-to-business focus, including infrastructure and application hosting providers, SaaS providers and business transaction and business information service providers. These customers include SAVVIS, Inc., USinternetworking, Inc. (an AT&T company) and Verizon Business.

Consumer-Oriented Internet/Web 2.0 Companies: Our consumer-oriented Internet/Web 2.0 customer category includes companies with a business-to-consumer focus. These include Web 2.0, social networking companies and other primarily Internet-based businesses serving the needs of a large number of consumers. These customers include MySpace.com, Omniture, Inc. and Priceline.com.

Government Entities: Our government end customers include the Department of Justice (FBI), United States Census Bureau and the Virginia Information Technologies Agency. Orders placed with our resellers by government end customers may generally be terminated unilaterally by the government end customer or may be subject to additional conditions not typically found in our other end customer contracts. During fiscal 2008 and 2007, approximately 9% and 7% of our revenue resulted from sales by our resellers to government end customers, respectively.

In our fiscal years ended March 31, 2008 and 2007, no customer represented more than 10% of our revenue. In our fiscal year ended March 31, 2006, IBM and MySpace.com represented 11% and 10% of our revenue, respectively. We do not have agreements in place with these customers, or any other customer, that obligate such customers to long-term purchase or repeat order requirements. The loss of any of these customers could have a material adverse effect on our results of operations and cash flows. In fiscal 2008, we derived 83% of our revenue from shipments to customer locations within the United States. See Note 12 to the Consolidated Financial Statements for a summary of revenue by geographic area.

Sales and Marketing

We market and sell our products and support services primarily through our direct sales force but also use indirect resellers. Our sales and marketing team consisted of 157 employees as of March 31, 2008.

Direct Sales: Our direct sales team, with assistance from our marketing team, sells directly to large enterprises worldwide. We maintain sales offices in the United States, the United Kingdom, Germany and Japan.

Indirect Sales: Our indirect resellers primarily sell to United States government accounts, as well as in limited situations in our United States commercial business and in non-English speaking countries where we do not have a significant direct sales presence.

Marketing and Product Management

In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales process and team. Our marketing activities include lead generation, tele-sales, advertising, website operations, direct marketing and public relations, as well as participation at technology conferences and trade shows.

Customer Services

We offer different maintenance support programs depending upon the needs of our customers’ deployments. Our customer service and support programs involve hardware support, software support and software upgrades on a when-and-if available basis for our InForm Suite and other software applications. Our customer services department includes support personnel located in California, the United Kingdom, Belgium, Switzerland, Singapore and Japan, who are available to respond 24 hours a day, every day of the year. We extend our support capabilities by qualifying and training resellers that can provide service and support to end customers in locations in which we do not provide direct support. We provide on-going support to our resellers through backline support maintenance programs.

Research and Development

Continued investment in research and development is critical to our business. Because our utility storage solution is an integrated system of hardware and software, our research and development organization contains both hardware and software engineers. We employ ASIC and storage systems engineers in the design, development, test and certification of our storage systems. We also employ software engineers in the design, development and test of our InForm Suite. As of March 31, 2008, our research and development team consisted of 159 full-time employees primarily located in Fremont, California. In June 2007, we opened a software development office in Belfast, Northern Ireland, which as of March 31, 2008 had a team of 10 engineers. We test and certify our platforms against a variety of third-party servers, operating systems, drivers, gateways, host bus adaptors and SAN fabric components. We plan to continue to dedicate significant resources to these continued research and development efforts. Further, as we continue to expand internationally, we may incur additional costs to conform our products to comply with local laws and local product specifications.

Research and development expense totaled $34.1 million, $24.5 million and $18.5 million for fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Manufacturing

Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform manufacturing tasks internally that we believe cannot be outsourced and performed more effectively by specialized manufacturing partners. Our manufacturing operation located in our new 56,000 sq. ft facility in Fremont, California, consists primarily of materials procurement, product assembly, product testing, quality assurance and global logistics. As of March 31, 2008 our manufacturing operations team consisted of 24 full-time employees.

We also rely on a number of key suppliers in the manufacture and assembly of our products. These suppliers include Xyratex Technology Limited, or Xyratex, and Hitachi Global Storage Technologies, from which we acquire our disk drives; Power-One, Inc., our supplier of power systems; and Renesas Technology Corp., our supplier of application-specific integrated circuits, or ASICs, which are a component of our processor nodes. In addition, we rely on Flash Electronics, Inc. and Xyratex as contract manufacturers of our disk chassis.

Competition

The market for storage infrastructure is competitive and continually evolving. We compete against vendors in the data storage market that provide mid-range and high-end storage array solutions. We expect competition to persist and intensify. Our main competitors that provide monolithic storage arrays include EMC Corporation, or EMC, Hitachi Data Systems Corporation, or Hitachi, and IBM and their respective resellers and original equipment manufacturers, or OEMs. Our main competitors that provide modular storage arrays include EMC, HP, NetApp, Hitachi, IBM, Sun and Dell Inc. as well as their respective resellers and OEMs. As the storage market opportunity grows, we expect competition from emerging private companies and networking and telecommunications equipment suppliers that increasingly compete with our product offerings.

Many of our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships with our current or potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

We believe that the principal factors on which we compete are the ease of use and the scalability of our products, the total cost of ownership of our utility storage solution and the quality of our customer service and support. The product features that we emphasize from a competitive perspective are our ability to:

•	deliver rapid and autonomic provisioning of storage volumes;

•	autonomically load balance data on physical disks;

•	minimize the use of pre-allocated, unused storage capacity;

•	efficiently allocate an application the virtual storage capacity it requires;

•	scale non-disruptively within a single, tiered storage system; and

•	configure our utility storage solutions to target demands for high availability.

Intellectual Property and Proprietary Rights

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been issued 22 United States patents, which expire between 2020 and 2024. We have 19 United States utility patent applications pending. We also have counterparts granted and pending in other jurisdictions around the world. Our registered trademarks in the United States are the “3” design logo, “3PAR,” “InServ,” “InForm,” “InSpire” and “Serving Information.” In Europe, the “3” design logo, “3PAR,” “InServ,” “InSpire,” are registered Community Trade Marks. In Japan, the “3” design logo, “3PAR,” “InServ” and “InSpire” are registered trademarks. If not renewed, our trademarks expire between 2012 and 2016.

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and resellers, and our software is protected by United States and international copyright laws.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents we own or license. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may be denied. In foreign countries, our intellectual property rights may be substantially limited or entirely denied due to differences in applicable intellectual property laws or due to our inability to effectively enforce our rights under laws, or due to certain facts that are currently unforeseen or unforeseeable. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. Third parties could claim that our products or technology infringe their proprietary rights. We have in the past and may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Risks Related to Our Business and Industry—Claims by other parties that we infringe their proprietary rights could harm our business.”

We license our software pursuant to agreements that impose restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties.

Backlog

We do not believe that our backlog at any particular time is meaningful because it is not necessarily indicative of future revenue. In particular, a substantial number of our purchase orders do not include a shipment date, and shipments to customers may be delayed for substantial periods based on the customer’s specific needs.

Employees

As of March 31, 2008, we had 451 full-time employees consisting of 169 employees in research and development, 157 employees in sales and marketing, 44 employees in general and administration and 81 employees in customer services and manufacturing operations. A total of 41 of these employees were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table shows the name, age and position as of March 31, 2008 of each of our executive officers:

Name	Age	Position
David C. Scott	46	President, Chief Executive Officer and Director
Adriel G. Lares	35	Vice President of Finance and Chief Financial Officer
Jeffrey A. Price	47	Vice President of Engineering, Co-Founder and Director
Ashok Singhal	48	Chief Technical Officer and Co-Founder
James L. Dawson	46	Vice President of Worldwide Sales
Paul L. Harvey	56	Vice President of Customer Service
Craig S. Nunes	46	Vice President of Marketing
Stephen F. Crimi	47	Vice President of Business Development and Alliances
Randall T. Gast	46	Vice President of Corporate Operations
Alastair A. Short	51	Vice President, General Counsel and Secretary
Jeannette Robinson	57	Vice President of Human Resources

David C. Scott has served as our president and chief executive officer since January 2001. From October 1991 to January 2001, Mr. Scott held various management positions at Hewlett-Packard Company, a computing technology solutions and services company, most recently as the general manager of the XP enterprise storage business in its Network Storage Solutions organization. Mr. Scott holds a B.S. degree in Computer Science and Mathematics from Bristol University in the United Kingdom.

Adriel G. Lares has served as our chief financial officer since January 2005. From March 2004 to January 2005, Mr. Lares served as our treasurer, and from March 2001 to March 2004, he served as our director of finance. From January 1999 to March 2001, Mr. Lares served as the chief financial officer of Techfuel Inc., a reseller of computer storage products. From February 1996 to December 1998, Mr. Lares was an investment banking analyst in the technology practice at Morgan Stanley, a financial services firm. From June 1994 to January 1996, Mr. Lares served as a treasury analyst at The Walt Disney Company, a diversified worldwide entertainment company. Mr. Lares holds a B.A. degree in Economics from Stanford University.

Jeffrey A. Price is one of our co-founders and has served as our vice president of engineering since May 1999 and as a member of our board of directors since May 2001. From February 1989 to April 1999, Mr. Price was a member of the architecture team at Sun Microsystems, Inc., a networking computing infrastructure solutions company, most recently as the director of systems engineering.

Ashok Singhal is one of our co-founders and has served as our chief technical officer since May 1999. From September 1990 to April 1999, Mr. Singhal was a member of the architecture team at Sun Microsystems, Inc. where he served as the chief architect for mid-range servers from 1993 until April 1999. Mr. Singhal holds a BTech degree in Electrical Engineering from the Indian Institute of Technology, Kanpur and an M.S. and a Ph.D. in Computer Science from the University of California at Berkeley.

James L. Dawson has served as our vice president of worldwide sales since April 2004. From April 2002 to March 2004, Mr. Dawson served as vice president, strategic sales and business development for Neoscale Systems, Inc., an enterprise storage security company. From May 2000 to March 2002, Mr. Dawson served as vice president of worldwide sales for Scale Eight, Inc., a storage solutions company. From October 1987 to February 2000, Mr. Dawson served in various positions with Data General Corporation, a supplier of storage and enterprise computing solutions, most recently as vice president of EMEA and Asia Pacific for its CLARiiON Storage Division. Mr. Dawson holds a B.A. degree in Economics from Weber State College.

Paul L. Harvey has served as our vice president of customer services since December 2000. From February 1997 to November 2000, Mr. Harvey served as vice president of customer service at Livingston Enterprises, Inc. and Lucent Technologies Inc., a communications technology and services company. From 1976 to 1997, Mr. Harvey held various customer service positions, including senior director of customer services, at Amdahl Corporation, a computer manufacturing company.

Craig S. Nunes has served as our vice president of marketing since January 2005. From July 2000 to December 2004, Mr. Nunes served as our senior director of marketing. From June 1989 to July 2000, Mr. Nunes served in various positions with Hewlett-Packard Company, most recently as its director of enterprise storage marketing. Mr. Nunes holds B.S. and M.S. degrees in Petroleum Engineering from Stanford University and an M.B.A. from The Wharton School at the University of Pennsylvania.

Stephen F. Crimi has served as our vice president of business development and alliances since July 2006. From February 2005 to July 2006, Mr. Crimi served as our senior director of business development and alliances, and from October 2002 to February 2005, as our director of business development and alliances. From January 2002 to October 2002, Mr. Crimi was a principal in a management consulting company he founded. From February 2000 to December 2001, Mr. Crimi was vice president of business development and alliances at Acta Technology, Inc., a data integration vendor. Mr. Crimi holds a B.S. degree in Mechanical Engineering from Union College, an M.B.A. from the Haas School of Business at the University of California at Berkeley and an M.S. in Mechanical Engineering, also from the University of California at Berkeley.

Randall T. Gast has served as our vice president of corporate operations since May 2006. From August 2004 to April 2006, Mr. Gast served as vice president of global operations at Adaptec, Inc., an enterprise storage vendor. From October 2002 to July 2004, Mr. Gast was vice president of worldwide operations and customer support for Snap Appliance, Inc., a division of Adaptec, Inc. From September 1999 to September 2002, he served as acting vice president of worldwide operations and materials for Maxtor Corporation, a storage solution company. Mr. Gast holds a B.S. degree with a dual major in Manufacturing and Mechanical Engineering from Arizona State University.

Alastair A. Short has served as our vice president and general counsel since July 2002. From October 2001 to June 2002, Mr. Short served as vice president and general counsel of MetaTV, Inc., an interactive media software company. From April 2000 to September 2001, Mr. Short served as chief legal officer and assistant secretary for Netigy Corporation, a network infrastructure and services company. From July 1989 to March 2000, Mr. Short held various senior management positions at Hitachi Data Systems Corporation, a storage systems vendor, including executive vice president and general counsel. Mr. Short holds a Bachelor of Law Degree from the University of Warwick, England.

Jeannette Robinson has served as our vice president of human resources since March 2001. From January 1996 to February 2001, Ms. Robinson was vice president of human resources for Corsair Communications, a provider of business solutions for the wireless industry. From June 1990 to January 1996, Ms. Robinson held various human resources management positions at Cisco Systems, Inc., an Internet networking equipment and network management company. Ms. Robinson holds a B.A. degree in Sociology/Criminology and a B.S. degree in Business Administration/Marketing from San Jose State University.

Corporate Information

We began operations in May 1999 and were incorporated in Delaware in May 2007. Our principal executive offices are located at 4209 Technology Drive, Fremont, California 94538, and our telephone number is (510) 413-5999. Our website address is www.3PAR.com.

Website Posting of SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed by clicking on the “Investors” tab. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We have a history of losses and may never achieve profitability.

Since our formation, we have recorded a net loss in all of our fiscal periods. We recorded a net loss of $10.1 million, $15.5 million and $16.3 million in fiscal 2008, 2007 and 2006, respectively. As of March 31, 2008, our accumulated deficit was $174.0 million. During fiscal 2009, we expect to significantly increase expenditures in connection with the expansion of our business, including the hiring of additional direct sales and engineering personnel. In addition, as a public company, we anticipate that we will incur additional legal, auditing, accounting and other expenses resulting from regulatory requirements that did not apply to us as a private company. As a result of these increased expenditures, we will be required to increase our revenue substantially in order to achieve profitability. We may not be able to improve our revenue as compared to prior fiscal periods, and therefore, may never achieve profitability.

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

We face intense competition from a number of established companies that seek to provide storage solutions similar to our utility storage solution. Currently, these competitors include EMC Corporation, Hitachi Data Systems Corporation, IBM, NetApp, Inc., Hewlett-Packard Company, Sun Microsystems, Inc. and Dell Inc. All of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding acceptance of a particular industry standard or competing technology. These companies may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products or technologies at a lower price than our products. In addition, they may be able to adopt more aggressive pricing policies than we can adopt. For example, our competitors may offer their products at significant discounts in response to our efforts to market the technological merits and overall cost benefits of our products.

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

Our ability to increase our revenue will depend substantially on our ability to attract and retain key sales and engineering personnel, and any failure to attract and retain these employees could harm our future revenues, business, operating results and financial condition.

Our ability to increase our revenue will depend substantially on our ability to attract and retain qualified sales personnel, and our ability to offer competitive products will require that we attract and retain additional qualified engineers. In particular, we anticipate hiring a significant number of direct sales and engineering personnel in fiscal 2009, and our operating plan assumes that we will be able to attract and retain required employees. These positions require candidates with specific sales and engineering backgrounds in the storage industry, and competition for employees with this required expertise is intense. In addition, we believe that there are only a limited number of individuals with the specific skills required for many of our key positions in these areas. We face substantial competition in our hiring efforts and also in our retention efforts as our personnel are frequently recruited by other companies, including our competitors. As a result, we may be unable to locate, hire, and retain sufficient numbers of qualified individuals, which could have a material adverse effect on our future revenues, business, operating results, and financial condition.

To the extent that we are successful in hiring new employees to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. As a result of the difficulty in finding and training qualified candidates, it is critical for us to retain the individuals who currently fill these positions. In particular, because competition for highly skilled sales and engineering employees is intense in our industry, recruitment practices can be aggressive. Substantial groups of our employees in key functional areas such as sales and systems engineers have recently been targets of aggressive recruiting efforts, which could continue and which could result in a loss of additional employees. Many of the employers with whom we compete for talent, or who may target our employee base, are larger with substantially greater resources than we have and may be able to offer compensation packages or other benefits that we do not provide or that are substantially more lucrative than our operating budgets permit. Any loss of our existing or future key sales, system engineers, or management personnel could harm our business, operating results and financial condition.

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

Beginning in March 2007, in connection with sales of our products, we began offering our customers post-contract customer support, which we refer to as PCS, that includes obligations to provide unspecified software upgrades and enhancements to our customers on a when-and-if-available basis. Thus, beginning with the first quarter of fiscal 2008, we began recognizing software support revenue ratably over the term of our software support contract, rather than recognizing the entire arrangement at the time of shipment or installation as we had done previously, provided that the remaining revenue recognition criteria were satisfied. As a result of this change to our business model, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, particularly the growth in our revenue in absolute dollars on a year-over-year basis, as an indication of our future performance. In addition, if for whatever reason we are unable to maintain vendor-specific objective evidence, or VSOE, of the fair value of our software support, decide to discontinue offering PCS or otherwise change our business model, it could further complicate period-to-period comparisons of our operating results.

Our ability to sell our products is highly dependent on the quality of our support and service offerings, and any failure to offer high-quality support and services would harm our business, operating results and financial condition.

Once our products are deployed within our customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. Our products provide mission-critical services to our customers and a high level of post-sale support is necessary to maintain our customer relationships. We rely on authorized service providers in certain locations in the United States to deliver our initial level of customer support. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of our support and service offerings. Our ability to provide effective support and service offerings is largely dependent on our ability to attract, train and retain qualified service personnel. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, our sales process is highly dependent on strong word-of-mouth recommendations from our existing customers. We believe that communication among our customers is both rapid and frequent. Any failure to maintain high-quality support and services, or a market perception that we do not maintain high-quality support and services, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results and financial condition.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. From March 31, 2004 to March 31, 2008, our number of employees increased from 139 to 451, and we currently anticipate hiring additional employees in future periods. We have also expanded the geographic scope of our business during that period, including the recent establishment of research and development operations in Northern Ireland. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with vendors in select international markets. Continued growth in the size and scope, including the geographic scope, of our business operations will require substantial management attention with respect to recruiting, hiring, integrating and retaining highly skilled and motivated individuals; managing increasingly dispersed geographic locations and facilities; establishing an integrated information technology infrastructure; and establishing company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization but that address both U.S. and international regulatory and legal requirements. If we are not successful in effectively managing any future growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2008, 2007 and 2006, we derived 17%, 10% and 14% of our revenue, respectively, from end customers outside the United States, and we expect to continue to expand our international operations. We have direct sales personnel in the United States, the United Kingdom, Germany and Japan, and agreements with third-party resellers in Poland, Japan, the United Kingdom, Korea, Italy, the Netherlands, Australia and South Africa. In addition, we currently have international subsidiaries in the United Kingdom, Germany and Japan. We expect to continue to hire additional personnel and enter into agreements with third-party resellers in additional countries, and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

Developing our products is expensive. In fiscal 2008, 2007 and 2006, our research and development expenses were $34.1 million, or 29% of our total revenue, $24.5 million, or 37% of our total revenue and $18.5 million, or 48% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

We are incurring significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NYSE Arca have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these new rules and regulations made it more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

In order to respond to additional regulations applicable to public companies, such as Section 404, we hired a controller in fiscal 2007 and have recently added a number of other finance and accounting personnel. We are also currently using independent contractors to fill certain positions and provide certain accounting functions. We intend to hire additional full-time accounting employees in fiscal 2009 to fill these and other related finance and accounting positions. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in identification of internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

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

The trading prices of the securities of technology companies have been highly volatile, and our common stock has limited trading history. Factors that could affect the trading price of our common stock include:

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

The lock-up agreements that most of our stockholders entered into at the time of our initial public offering, or IPO, expired on May 24, 2008. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market that were subject to such lock-up agreements or that otherwise become freely tradable upon the expiration of other legal restrictions on resale, the trading price of our common stock could decline.

Insiders have substantial control over us and are able to influence corporate matters.

At March 31, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 57.5% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 180,000 square feet of office space in Fremont, California pursuant to leases that expire in 2010 and 2014. We also maintain domestic sales offices in New York, Maryland and Texas, and international sales offices in the United Kingdom, Germany, Switzerland, Singapore and Japan. We lease office space for research and development in Northern Ireland and Washington. We believe that our facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has been listed on NYSE Arca under the symbol “PAR” since our initial public offering, or IPO, in November 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on NYSE Arca.

	High	Low
2008
Third Quarter (beginning November 16, 2007)	$17.99	$11.75
Fourth Quarter	$14.50	$6.07

As of May 31, 2008 the number of stockholders of record of our common stock was 379.

Stock Performance Graph

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between November 16, 2007 (the date of our IPO) and March 31, 2008, with the cumulative total return of (i) the NYSE Arca Tech 100 Index and (ii) the NYSE Composite Index, over the same period. This graph assumes the investment of $100 on November 16, 2007 in our common stock, the NYSE Arca Tech 100 Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 16, 2007 was the closing sales price of $15.75 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from NYSE MarkeTrac®, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	11/16/2007	12/31/2007	3/31/2008
3PAR Inc.	100.00	81.90	43.68
NYSE Composite	100.00	100.40	90.68
NYSE Arca Tech 100	100.00	98.85	88.36

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

As a result of the offering, we received net proceeds of approximately $97.4 million, after deducting underwriting discounts and commissions of $7.5 million and additional offering-related expenses of approximately $2.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2007 we used $5.8 million of the net proceeds to repay outstanding balances under our revolving line of credit with Silicon Valley Bank. We anticipate that we will use the remaining net proceeds from our IPO for working capital and other general corporate purposes, including to finance our growth, develop new products, fund capital expenditures, or to expand our existing business through acquisitions of other businesses, products or technologies. However, we do not have agreements or commitments for acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) of the Exchange Act.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Between April 1, 2007 and November 27, 2007 (the date of the filing of our registration statement on Form S-8, No. 333-147632), we issued an aggregate of 106,424 shares of common stock that were not registered under the Securities Act of 1933 to our employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $296,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maxium Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	4,583	(1)	$0.58	—	—
February 1 – February 29, 2008	2,239	(1)	0.02	—	—
March 1 – March 31, 2008	803	(1)	0.46	—	—

Total	7,625		$0.40	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 1999 and 2000 Stock Option Plans.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and schedule, and other financial information included in this Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Form 10-K.

	Years Ended March 31,
	2008 (2)	2007 (2)(3)	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$111,683	$64,977	$37,876	$23,698	$8,833
Support	6,335	1,191	308	75	—

Total revenue	118,018	66,168	38,184	23,773	8,833

Cost of revenue:
Product	39,439	23,644	15,617	12,108	6,407
Support	1,545	228	104	27	—

Total cost of revenue (1)	40,984	23,872	15,721	12,135	6,407

Gross profit	77,034	42,296	22,463	11,638	2,426
Operating expenses:
Research and development (1)	34,071	24,519	18,459	15,203	15,773
Sales and marketing (1)	45,283	28,096	16,602	12,380	10,908
General and administrative (1)	9,676	6,104	3,390	2,043	2,494

Total operating expenses	89,030	58,719	38,451	29,626	29,175

Loss from operations	(11,996)	(16,423)	(15,988)	(17,988)	(26,749)
Other income (expense), net	2,058	1,010	(241)	554	(473)

Loss before provision for income taxes	(9,938)	(15,413)	(16,229)	(17,434)	(27,222)
Provision for income taxes	(158)	(72)	(23)	—	—

Net loss	$(10,096)	$(15,485)	$(16,252)	$(17,434)	$(27,222)

Net loss per common share basic and diluted	($0.30)	($0.87)	($1.01)	($1.26)	($3.56)

Shares used to compute basic and diluted net loss per common share	34,141	17,746	16,101	13,826	7,638

(1) Includes stock-based compensation as follows:

Cost of revenue	188	160	96	4	—
Research and development	1,262	591	692	29	—
Sales and marketing	1,397	439	403	17	—
General and administrative	777	577	730	31	—

(2)	Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires the application of the provisions of SFAS 123(R) only to share-based payment awards granted, modified, repurchased or cancelled on or after the modification date. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after March 31, 2006 in accordance with SFAS 123(R).
(3)	We implemented our new software support model in March 2007. See “Revenue Recognition” under “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of March 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$115,643	$34,710	$37,273	$20,595	$39,507
Working capital	111,143	26,356	41,035	21,935	37,051
Total assets	189,834	78,561	60,748	34,700	48,619
Long-term portion of notes payable	—	860	2,462	1,154	579
Redeemable convertible preferred stock	—	94,343	94,343	64,435	64,435
Common stock and additional paid-in capital	290,619	95,493	94,904	92,129	90,493
Total stockholders’ equity (deficit)	116,400	(69,270)	(55,687)	(41,756)	(24,270)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data.” The following discussion also contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Risk Factors set forth in “Item 1A. Risk Factors” are hereby incorporated into the discussion by reference.

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

In November 2007, we completed an IPO of our common stock in which we sold and issued 7,702,479 shares of common stock, including 202,479 shares issued in December 2007 in connection with the partial exercise of the underwriters’ over-allotment option, at an issue price of $14.00 per share. A total of $107.8 million in gross proceeds was raised from the IPO, or approximately $97.4 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and other offering costs of $2.9 million. Upon the closing of the offering, all shares of our then-outstanding convertible preferred stock automatically converted into 33,256,720 shares of common stock.

From 1999 until 2002, our operations focused principally on product development. During this time we generated no revenue, and we funded research and development of the initial versions of our storage server products principally from the proceeds of venture capital equity financings. In April 2002, we recognized our first revenue from product sales to our initial customers. Our revenue has grown significantly, from $4.2 million in our fiscal year ended March 31, 2003, or fiscal 2003, to $118.0 million in fiscal 2008. As of March 31, 2008, our products had been purchased by more than 300 end customers worldwide, including many global organizations with substantial data storage requirements.

We have continued to experience significant losses as we have continued to invest significantly in our product development, customer services and sales and marketing organizations in anticipation of growth in our business. Prior to our IPO, we funded these activities through additional venture capital equity financings and, to a lesser extent, with borrowings under notes payable and a revolving line of credit. As of March 31, 2008, we had an accumulated deficit of $174.0 million. We expect to continue to incur significant research and development, sales and marketing, and general and administrative expenses to fund our anticipated growth for the foreseeable future. As a result, we anticipate that we will incur net losses for at least the next several quarters, and we will need to increase our revenue substantially in order to achieve and maintain profitability.

We sell our products primarily through our direct sales force in the United States, United Kingdom, Germany and Japan. In Asia and select European markets, we sell our products indirectly through resellers. We anticipate that we will need to recruit and retain substantial additional direct sales personnel in order to increase our revenue. We expect that revenue from our direct sales force, in particular revenue from direct sales in North America, will continue to contribute a substantial majority of our revenue for the foreseeable future, although it could decrease as a percentage of our total revenue as we expand our international sales through resellers. Sales in North America represented 83%, 90% and 86%, of our total revenue in fiscal 2008, 2007 and 2006, respectively.

Early in our history, our revenue was concentrated with a few customers. As our revenue base has grown, our customer concentration has decreased. In fiscal 2006, our two largest customers accounted for 11% and 10% of our revenue, respectively. In fiscal 2007 and 2008, no customer accounted for more than 10% of our revenue. Despite this decrease in customer concentration on an annual basis, we have experienced and continue to experience customer concentration on a quarterly basis. For example, in the first quarter of fiscal 2008, 25% of our revenue was attributable to sales to one customer. In addition, we have experienced increases in the size of our orders, which could result in future increased customer concentration depending on the timing of the fulfillment of those orders.

Our revenue growth is driven primarily by increased purchases from existing customers, coupled with the expansion of our customer base. Revenue from repeat business comprised 79%, 66% and 62% of our total revenue in fiscal 2008, 2007 and 2006, respectively. Our customers typically follow an initial purchase of our storage solution with additional subsequent purchases after they have had an opportunity to implement our solution and realize benefits from its ease of deployment, efficiency and performance. In particular, we believe that many of our customers make additional purchases because our products are highly scalable and capable of consolidating storage requirements across multiple departments or divisions. We believe that customer references have been, and will continue to be, an important factor in winning new business.

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

The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31 and March 31. Our current fiscal year, which we refer to as fiscal 2008, ended on March 31, 2008.

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

However, during the month of March 2007, we did not have vendor-specific objective evidence, or VSOE, of the fair value of our new software support. Therefore, as of March 31, 2007, we had $6.3 million of deferred revenue from product sales with software support that occurred in March 2007, including the hardware, software and support components. We are recognizing this $6.3 million as product revenue on a ratable basis over the applicable software support period, which ranges from one year to three years. Product revenue in March 2007 that was not recognized ratably was for additional products for existing systems that did not include software support. The implementation of our software support model had an adverse impact on our revenue recognized during the quarter ended March 31, 2007 and resulted in a substantial increase to our deferred revenue at March 31, 2007.

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

Cost of Revenue

Cost of product revenue consists primarily of raw materials, manufacturing cost for our products, shipping and logistics cost, expenses for inventory obsolescence and warranty obligations. Cost of premium and extended warranty obligations are included in cost of support revenue. We utilize third parties to manufacture subcomponents of our products, which are then shipped to our Fremont, California operations facility for final assembly and testing prior to customer shipment. We outsource onsite support to third-party support vendors.

Prior to March 2007, we recognized all our hardware and software warranty costs as cost of product revenue at the time of revenue recognition based on our estimated time and material costs of providing hardware and software warranty support. In March 2007, during the implementation of our software support model, we deferred all hardware related costs associated with product sales bundled with software support for which we had not been able to establish VSOE of fair value at the outset of the arrangement. The hardware related costs associated with these sales are recognized ratably together with the product revenue. We no longer incur software warranty cost beginning March 2007, as this was replaced by our new software support sold together with our systems. For periods subsequent to March 2007, we continue to recognize hardware warranty costs as cost of product revenue at the time of revenue recognition.

Cost of support revenue consists of personnel cost and outside vendor cost to support premium and extended warranty services for all periods presented. Beginning March 2007, cost of support revenue also includes costs associated with providing software support. As a result of the implementation of our software support model in March 2007, we expect cost of support revenue to increase significantly in future periods.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 204 employees at March 31, 2006, to 312 employees at March 31, 2007 and to 451 employees at March 31, 2008. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Research and Development Expense

Research and development expense consists primarily of personnel cost, prototype expense, consulting services and facilities cost associated with personnel. Consulting services generally consist of contracted engineering consulting for specific projects. We recognize research and development expense when incurred. We expect to continue to devote substantial resources to the development of our products. We believe that these investments are necessary to maintain and improve our competitive position. In particular, we anticipate that we will hire substantial additional engineering personnel in future periods.

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

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances and short-term investments, interest expense on our outstanding debt and borrowings under our revolving line of credit, and losses or gains on remeasurement of non-United States dollar transactions into United States dollars. Our gains or losses on currency remeasurement have not been material to date due to the size of our international operations. If we are successful in increasing our international sales we may be subject to currency conversion risks because a larger portion of our sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, stock-based compensation, inventory valuation, warranty provision, allowances for doubtful accounts and income taxes.

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

During the month of March 2007, we did not have VSOE of the fair value of our new software support. Accordingly, we are recognizing revenue from our March 2007 transactions that included software support as product revenue ratably over the support period. The support period for these transactions was typically between one year and three years. Product revenue that was not recognized ratably was for additional products for existing systems that did not include software support.

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

In accordance with APB 25, we recorded stock-based compensation expense under the intrinsic value method resulting from stock options that were granted to employees from January 2005 through February 2006 with exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair market value of the underlying common stock on the date of grant. We amortize stock-based compensation expense resulting from the application of APB 25 over the vesting period of the options using an accelerated basis, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended March 31, 2008, 2007 and 2006, we recorded stock-based compensation expense under APB 25 of $556,000, $1.3 million and $1.9 million, respectively. The unrecognized expense related to these grants as of March 31, 2008 is $186,000 which will be amortized over the remaining vesting periods.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R) only to awards granted, modified, repurchased or cancelled after the adoption date. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations and the expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended March 31, 2008 and 2007 we recorded stock-based compensation expense under SFAS 123(R) of $3.1 million and $476,000 respectively. As of March 31, 2008, we had $12.1 million of total unrecognized compensation cost related to unvested stock options to be recognized over a weighted-average period of approximately 3.2 years. Additionally, as of March 31, 2008, we had unrecognized expense related to the Employee Stock Purchase Plan of $969,000, which we expect to be recognized over one year.

The weighted average grant-date fair value per share of options granted in fiscal years ended March 31, 2008 and 2007 was $4.18 and $2.08, respectively, based on the provisions of SFAS 123(R). Based upon the closing price of our common stock as reported on NYSE Arca of $6.88 per share at March 31, 2008, the aggregate intrinsic value of options outstanding as of March 31, 2008 was $17.3 million, of which $13.0 million related to vested options and $4.3 million to unvested options.

For share-based awards granted during fiscal 2008 and 2007, we determined the fair value at date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in determining the fair value of stock options and employee stock purchase rights granted.

	Years Ended March 31,
	2008	2007
Employee Stock Options
Risk-free interest rate	4.18%	4.81%
Expected life (years)	4.30	4.18
Dividend yield	0.00%	0.00%
Expected volatility	44.5%	47.0%

Year Ended March 31, 2008
Employee Stock Purchase Plan
Risk-free interest rate	3.50%
Expected life (years)	1.00
Dividend yield	0.00%
Expected volatility	53.9%

The risk-free interest rate for the expected term of the option was based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given our limited operating history, we compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group that we selected based on industry data.

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

Inventory Valuation

Inventory consists of raw materials, work in process and finished goods stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products or component parts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established. Subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs were $582,000, $528,000 and $93,000 in fiscal 2008, 2007 and 2006, respectively. In addition, we record a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. The liability related to the adverse purchase commitments with contract manufacturers and suppliers was $295,000 as of March 31, 2008. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write downs and our liability for purchase commitments with contract manufacturers and suppliers, and our gross margin could be adversely affected.

Warranty Provision

We provide for future warranty costs upon revenue recognition. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. The warranties are generally for three years from the date of installation of equipment. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. Should actual product failures and warranty claims differ significantly from our historical experience, our warranty liability will have to be adjusted, and our gross margin could be adversely affected.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on our historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the receivables, (2) our historical write-offs, (3) the credit worthiness of each customer, (4) the economic conditions of the customer’s industry and (5) general economic conditions. Our allowance for doubtful accounts was $227,000 and $128,000 at March 31, 2008 and 2007, respectively. In the event we were to experience unanticipated collections issues, it could have an adverse affect on our operating results in future periods.

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

Effective April 1, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Based on the available objective evidence, including the fact that we have generated losses since inception, management believes that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against our deferred tax assets at March 31, 2008 and 2007.

As of March 31, 2008, we had $144.0 million and $81.0 million of federal and state net operating loss carryforwards available to reduce our future taxable income. These carryforwards expire between 2019 and 2027 for federal purposes and between 2011 and 2019 for state purposes. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, the amounts of and benefits from our net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined in Section 382, over a three-year period.

We also had $4.6 million and $5.6 million of federal and state research and development tax credit carryovers at March 31, 2008. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely.

Results of Operations

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2008	2007	$	%	2007	2006	$	%
Types of Revenue :
Product	$111,683	$64,977	$46,706	72%	$64,977	$37,876	$27,101	72%
As % of total revenue	94.6%	98.2%			98.2%	99.2%
Support	6,335	1,191	5,144	432%	1,191	308	883	287%
As % of total revenue	5.4%	1.8%			1.8%	0.8%

Total revenue	$118,018	$66,168	$51,850	78%	$66,168	$38,184	$27,984	73%

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2008	2007	$	%	2007	2006	$	%
Revenue by geography:
North America	$98,329	$59,347	$38,982	66%	$59,347	$32,804	$26,543	81%
As % of total revenue	83.3%	89.7%			89.7%	85.9%
Europe	15,348	4,260	11,088	260%	$4,260	1,742	2,518	145%
As % of total revenue	13.0%	6.4%			6.4%	4.6%
Asia	4,341	2,561	1,780	70%	$2,561	3,638	(1,077)	-30%
As % of total revenue	3.7%	3.9%			3.9%	9.5%

Total revenue	$118,018	$66,168	$51,850	78%	$66,168	$38,184	$27,984	73%

Our total revenue increased by $51.9 million, or 78%, to $118.0 million in fiscal 2008 from $66.2 million in fiscal 2007 and by $28.0 million in fiscal 2007, or 73%, from $38.2 million in fiscal 2006.

Product revenue increased by $46.7 million, or 72%, to $111.7 million in fiscal 2008 from $65.0 million in fiscal 2007 and by $27.1 million in fiscal 2007, or 72%, from $37.9 million in fiscal 2006. The increases in fiscal 2008 and 2007 were principally due to an increase in repeat sales to existing customers, the expansion of our customer base and the impact of the introduction of our new E200 systems in early fiscal 2007. Revenue from our existing customers represented 79% of total revenue in fiscal 2008 as compared to 66% of total revenue in fiscal 2007 and 62% of total revenue in fiscal 2006. Approximately $9.5 million of the increase in revenue in fiscal 2008 compared to fiscal 2007 and $2.5 million of the increase in revenue from fiscal 2006 to fiscal 2007 was attributable to incremental sales of E200 systems. We increased the number of our sales and marketing personnel to 157 at March 31, 2008, from 101 at March 31, 2007 and 62 at March 31, 2006, which contributed to our ability to expand our customer base.

As a result of the implementation of our software support model in March 2007, beginning with the first quarter of fiscal 2008, we recognize software support revenue as support revenue. Because we did not have VSOE of the fair value of software support in March 2007, we deferred revenue from product sales that were bundled with software support in the month of March 2007, which was equal to $6.3 million as of March 31, 2007, and we are recognizing that revenue on a ratable basis over the term of the software support period. Of the $6.3 million deferred revenue, we recognized $3.2 million as product revenue in fiscal 2008.

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

Support revenue increased by $5.1 million to $6.3 million in fiscal 2008 from $1.2 million in fiscal 2007 and by $883,000 in fiscal 2007 from $308,000 in fiscal 2006. Of the $5.1 million increase in support revenue in fiscal 2008 compared to fiscal 2007, recognition of software support following our establishment of VSOE of fair value of PCS in the first quarter of fiscal 2008, an increase in our premium warranty, an increase in our extended warranty and an increase in our support renewals accounted for $2.7 million, $616,000, $1.1 million and $726,000, respectively. Of the $883,000 increase in support revenue in fiscal 2007 compared to fiscal 2006, an increase in our premium warranty, an increase in our support renewals and an increase in our extended warranty accounted for $394,000, $379,000 and $110,000, respectively.

In fiscal 2008 and 2007, we derived 73% of our total revenue from direct sales to customers, compared to 72% in fiscal 2006. We continued our focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. We increased the number of our direct sales personnel to 140 at March 31, 2008 from 92 at March 31, 2007 and 56 at March 31, 2006. We generated 17% of our total revenue in fiscal 2008 from shipments to international locations compared to 10% in fiscal 2007 and 14% in fiscal 2006.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2008	2007	$	%	2007	2006	$	%
Cost of product revenue	$39,439	$23,644	$15,795	67%	$23,644	$15,617	$8,027	51%
As % of product revenue	35%	36%			36%	41%
Cost of support revenue	1,545	228	1,317	578%	228	104	124	119%
As % of support revenue	24%	19%			19%	34%

Total cost of revenue	40,984	23,872	17,112	72%	23,872	15,721	8,151	52%

Gross profit	$77,034	$42,296	$34,738	82%	$42,296	$22,463	$19,833	88%
Gross margin	65%	64%			64%	59%

Cost of revenue increased by $17.1 million, or 72%, to $41.0 million in fiscal 2008 from $23.9 million in fiscal 2007 and by $8.2 million in fiscal 2007, or 52%, from $15.7 million in fiscal 2006 primarily due to increased product shipments.

Cost of product revenue increased by $15.8 million, or 67%, to $39.4 million in fiscal 2008 from $23.6 million in fiscal 2007 and by $8.0 million in fiscal 2007, or 51%, from $15.6 million in fiscal 2006. During both fiscal 2008 and 2007, our product revenue increased by 72% from the respective prior fiscal year. The slower increase in cost of product revenue compared to the increase in product revenue in fiscal 2008 and 2007 is primarily attributable to our ability to spread relatively fixed manufacturing overhead costs over increased unit volumes. Additionally, in fiscal 2008 our cost of product revenue increased slower than our product revenue because we no longer accrue the software warranty cost as cost of product revenue as a result of the implementation of our software support model in March 2007. In fiscal 2007, we realized additional cost savings due to our engagement of a contract manufacturer in January 2006.

Cost of support revenue increased by $1.3 million to $1.5 million in fiscal 2008 from $228,000 in fiscal 2007 and by $124,000 in fiscal 2007 from $104,000 in fiscal 2006. The cost of support revenue increased in fiscal 2008 as a result of the implementation of our software support model in March 2007. The increase in fiscal 2007 as compared to fiscal 2006 is due primarily to increased personnel cost and outside vendor cost required to support premium and extended warranties associated with increased revenue.

Gross margin increased to 65% in fiscal 2008 from 64% during fiscal 2007 and 59% in fiscal 2006 primarily as a result of realization of manufacturing economies of scale. In addition, direct sales which have higher margins than indirect sales through resellers accounted for a higher percentage of our revenue in fiscal 2008 and 2007 when compared to fiscal 2006.

Research and Development

The following table presents period over period comparisons of our research and development expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2008	2007	$	%	2007	2006	$	%
Research and development	$34,071	$24,519	$9,552	39%	$24,519	$18,459	$6,060	33%
As % of total revenue	29%	37%			37%	48%

Our research and development expense increased by $9.6 million, or 39%, to $34.1 million in fiscal 2008 from $24.5 million in fiscal 2007 and by $6.1 million in fiscal 2007, or 33%, from $18.5 million in fiscal 2006. The increases in fiscal 2008 and 2007 compared to the respective prior fiscal year were primarily due to an increase in research and development personnel to 169 employees at March 31, 2008 from 122 employees at March 31, 2007 and 92 at March 31, 2006 resulting in an increase in employee compensation and related costs including allocated corporate infrastructure costs. As a percentage of our total revenue, research and development expense decreased to 29% in fiscal 2008 from 37% in fiscal 2007 and 48% in fiscal 2006. These percentage decreases are attributable principally to the significant increase in our total revenue, which grew at a higher rate than our research and development expense.

Of the $9.6 million increase in research and development expense in fiscal 2008 compared to fiscal 2007, salaries, bonus and employee-related benefits, allocated corporate infrastructure costs and stock-based compensation accounted for $5.6 million, $1.8 million and $739,000, respectively. The remainder of the increase related to higher engineering prototype and equipment expenses in fiscal 2008 compared to fiscal 2007. Of the $6.1 million increase in research and development expense in fiscal 2007 compared to fiscal 2006, salaries and employee-related benefits and expensed prototype equipment accounted for $2.9 million and $1.2 million, respectively. The remainder of the increase in fiscal 2007 was primarily attributable to higher depreciation of development equipment, consulting services and allocated facilities and infrastructure costs.

We expect research and development expense to increase on an absolute dollar basis for the foreseeable future as we increase the number of our engineering personnel and continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2008	2007	$	%	2007	2006	$	%
Sales and marketing	$45,283	$28,096	$17,187	61%	$28,096	$16,602	$11,494	69%
As % of total revenue	38%	42%			42%	43%

Our sales and marketing expense increased by $17.2 million, or 61%, to $45.3 million in fiscal 2008 from $28.1 million in fiscal 2007, and by $11.5 million in fiscal 2007, or 69%, from $16.6 million in fiscal 2006. These increases reflect in part the increase in sales and marketing personnel to 157 employees at March 31, 2008 from 101 employees at March 31, 2007 and 62 at March 31, 2006.

As a percentage of our total revenue, sales and marketing expense decreased to 38% in fiscal 2008 and to 42% in fiscal 2007 from 43% in fiscal 2006. The percentage decrease between fiscal 2008, 2007 and 2006 is attributable principally to the significant increase in our total revenue, which grew at a higher rate than our sales and marketing expense.

Of the $17.2 million increase in sales and marketing expense in fiscal 2008 compared to fiscal 2007, salaries and employee-related benefits, commission expense, travel and pre-sales customer support accounted for $8.1 million, $2.9 million, $1.5 million and $1.4 million, respectively. The remainder of the increase relates to higher advertising, professional services, stock-based compensation and recruiting fees in fiscal 2008 compared to fiscal 2007. Of the $11.5 million increase in sales and marketing expense in fiscal 2007 compared to fiscal 2006, salaries and employee-related benefits, commission expense, professional services and travel expense accounted for $6.4 million, $2.2 million, $1.3 million, $519,000, respectively.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2008	2007	$	%	2007	2006	$	%
General and administrative	$9,676	$6,104	$3,572	59%	$6,104	$3,390	$2,714	80%
As % of total revenue	8%	9%			9%	9%

Our general and administrative expense increased by $3.6, or 59%, to $9.7 million in fiscal 2008 from $6.1 million in fiscal 2007, and by $2.7 million in fiscal 2007, or 80%, from $3.4 million in fiscal 2006. These increases reflect in part the increase in general and administrative personnel to 44 full-time employees at March 31, 2008 from 34 employees at March 31, 2007 and 17 employees at March 31, 2006.

As a percentage of our total revenue, general and administrative expense decreased to 8% in fiscal 2008 from 9% in fiscal 2007 and 2006 as a result of the significant increase in our total revenue, which grew at a higher rate than our general and administrative expense.

Of the $3.6 million increase in general and administrative expense in fiscal 2008 compared to fiscal 2007, salaries, bonus and employee related benefits and professional services accounted for $1.1 million and $1.6 million, respectively. The remainder of the increase in general and administrative expense in fiscal 2008 related to higher bad debt expense, insurance and allocated infrastructure costs. Of the $2.7 million increase from fiscal 2006 to fiscal 2007, salaries and employee-related benefits and professional services accounted for $1.6 million and $920,000, respectively.

Other Income (Expense), net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Years Ended March 31		Change in		Years Ended March 31		Change in
	2008	2007	$	%	2007	2006	$	%
Other income (expense), net:
Interest income	$2,878	$1,767	$1,111	63%	$1,767	$341	$1,426	418%
Interest expense	(958)	(769)	(189)	25%	(769)	(606)	(163)	27%
Other, net	138	12	126	1,050%	12	24	(12)	50%

Total other income (expense), net:	$2,058	$1,010	$1,048	104%	$1,010	$(241)	$1,251	519%

Other income (expense), net increased by $1.0 million, or 104%, to $2.1 million in fiscal 2008 from $1.0 million in fiscal 2007 and by $1.3 million, or 519%, from $(241,000) in fiscal 2006. The increases in other income (expense), net in fiscal 2008 and 2007 compared to the respective prior fiscal year relate to higher interest income due to higher average cash and investment balances in fiscal 2008 and 2007 partially offset with higher interest expense due to higher debt balances in fiscal 2008 and 2007.

Quarterly Results of Operations (unaudited)

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of our eight fiscal quarters ended March 31, 2008. The quarterly data have been prepared on the same basis as the audited consolidated financial statements included in this report, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. Our results of these quarterly periods are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2008:
	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(in thousands, except per share amounts)
Revenue:
Product	$32,824	$28,961	$26,775	$23,123
Support	2,643	1,801	1,206	685

Total revenue	35,467	30,762	27,981	23,808

Cost of revenue:
Product	11,802	10,401	9,126	8,110
Support	746	344	239	216

Total cost of revenue	12,548	10,745	9,365	8,326

Gross profit	22,919	20,017	18,616	15,482

Gross margin	65%	65%	66%	65%
Operating expenses:
Research and development	9,035	8,320	8,909	7,807
Sales and marketing	13,128	11,762	9,936	10,457
General and administrative	3,126	2,284	2,212	2,054

Total operating expenses	25,289	22,366	21,057	20,318

Loss from operations	(2,370)	(2,349)	(2,441)	(4,836)
Other income (expense), net	1,250	510	116	182

Loss before provision for income taxes	(1,120)	(1,839)	(2,325)	(4,654)
Provision for income taxes	(52)	(38)	(38)	(30)

Net loss	$(1,172)	$(1,877)	$(2,363)	$(4,684)

Net loss per common share, basic and diluted	$(0.02)	$(0.05)	$(0.13)	$(0.25)

Fiscal 2007:
	Three Months Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(in thousands, except per share amounts)
Revenue:
Product	$11,268	$19,969	$18,992	$14,748
Support	388	422	222	159

Total revenue	11,656	20,391	19,214	14,907

Cost of revenue:
Product	4,480	6,322	7,501	5,341
Support	83	60	45	40

Total cost of revenue	4,563	6,382	7,546	5,381

Gross profit	7,093	14,009	11,668	9,526

Gross margin	61%	69%	61%	64%
Operating expenses:
Research and development	8,244	6,074	5,233	4,968
Sales and marketing	8,883	6,637	6,767	5,809
General and administrative	1,880	1,597	1,395	1,232

Total operating expenses	19,007	14,308	13,395	12,009

Loss from operations	(11,914)	(299)	(1,727)	(2,483)
Other income (expense), net	243	274	229	264

Loss before provision for income taxes	(11,671)	(25)	(1,498)	(2,219)
Provision for income taxes	(22)	(20)	(11)	(19)

Net loss	$(11,693)	$(45)	$(1,509)	$(2,238)

Net loss per common share, basic and diluted	$(0.65)	$(0.00)	$(0.09)	$(0.13)

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments for the periods presented (in thousands):

	March 31,
	2008	2007	Increase
Cash and cash equivalents	$97,585	$16,722	$80,863
Short-term investments	18,058	17,988	70

Total	$115,643	$34,710	$80,933

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper.

Since our inception in 1999 through our IPO in November 2007, we funded our operations primarily with proceeds from the issuance of convertible preferred stock, customer payments for our products and services, proceeds from the issuance of notes payable and borrowings under our revolving line of credit facility. In November 2007, we completed our IPO which provided us with approximately $97.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.5 million and other offering costs of $2.9 million.

We have a term loan agreement with a venture lending firm. Borrowings under the term loan agreement were available through March 31, 2006. In addition, prior to the expiration of our $12.0 million revolving line of credit on May 30, 2008, we entered into an amended and restated loan and security agreement with a commercial bank. The amended agreement provides for a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are secured by all of our assets with the exception of intellectual property. Our new revolving line of credit agreement expires on May 29, 2009 and it contains a financial covenant that requires us to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, we are required to maintain a quick ratio of at least 1.25 to 1.0. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. As of March 31, 2008, we had $883,000 outstanding for notes payable under our term loan agreement and $4.0 million under our revolving line of credit, which we repaid in full in April 2008. There have been no borrowings under the new revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Years Ended March 31,
	2008	2007	2006
Net cash used in operating activities	$(2,965)	$(2,380)	$(13,799)
Net cash provided by (used in) investing activities	(10,440)	(15,312)	6,288
Net cash provided by financing activities	94,268	4,765	31,600

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

Net cash used in operating activities was $3.0 million, $2.4 million and $13.8 million in fiscal 2008, 2007 and 2006, respectively. The $585,000 increase in net cash used in operating activities in fiscal 2008 from fiscal 2007 was primarily attributable to an $8.7 million increase in our accounts receivable balance due to higher sales along with $566,000 used in other operating assets and liabilities offset by a reduction in our net loss of $5.4 million and a $3.3 million increase in our non-cash expenses relating to depreciation and amortization, bad debt expense and stock-based compensation expense in fiscal 2008 compared to fiscal 2007. The decrease in our net loss reflects our increased customer penetration and the expansion of our customer base resulting in higher revenue, which grew at a faster rate than expenses.

The $11.4 million decrease in net cash used in operating activities in fiscal 2007 from fiscal 2006 was primarily attributable to changes in working capital. Within changes in assets and liabilities, changes in accounts receivable used $7.1 million in cash in fiscal 2007 compared to $9.2 million in fiscal 2006 because of improved collections in fiscal 2007, demonstrated by the decrease in accounts receivable from fiscal 2006 to fiscal 2007 compared to the increase in revenue over the same period. Changes in inventory used $7.2 million in cash in fiscal 2007 compared to $24,000 in fiscal 2006 primarily as a result of the growth of our business and, to a lesser extent, purchases of certain inventory due to end-of-life and RoHS requirements. Changes in accounts payable provided $4.5 million in cash in fiscal 2007 compared to $1.1 million in fiscal 2006 due to the timing of payments. Changes in accrued liabilities provided $5.6 million in cash in fiscal 2007 compared to $2.0 million in fiscal 2006, primarily due to a $1.8 million accrual for our fiscal 2007 cash bonus plan, which was the first year in which we had a cash bonus plan, and increased accrual of sales commissions. Changes in deferred revenue provided $14.6 million in cash in fiscal 2007 compared to $3.9 million in fiscal 2006, primarily due to the significant deferral of revenue in the fourth quarter of fiscal 2007 arising from the implementation of our software support model in March 2007. These changes in deferred revenue were offset in part by an increase in related deferred costs of $2.8 million, $1.5 million of which was attributable to the implementation of our software support model in March 2007. See “Revenue Recognition” under “Critical Accounting Policies and Estimates” above.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and investments of our available cash and cash equivalent balances. Net cash used in investing activities was $10.4 million and $15.3 million in fiscal 2008 and 2007, respectively. Net cash provided by investing activities was $6.3 million in fiscal 2006.

The $4.9 million decrease in net cash used in investing activities in fiscal 2008 from fiscal 2007 was primarily attributable to an increase in the sale and maturity of short-term investments of $22.0 million offset by an $11.5 million increase in purchases of short-term investments and a $5.9 million increase in capital expenditures. The increase in capital expenditure during fiscal 2008 was due to purchases of new test equipment to support our next generation of products and purchases related to the continual build out of our infrastructure and expansion of premises to support our growth and the increase in our headcount. The $21.6 million increase in cash used in investing activities in fiscal 2007 from fiscal 2006 was primarily attributable to the investment of available cash in higher yielding short-term investments and the purchase of property and equipment, which included InServ Storage servers for our own use and as test equipment.

We expect that in fiscal 2009 we will continue to invest in our infrastructure and in test equipment to support our growth and research and development efforts.

Cash Flows from Financing Activities

Prior to our IPO in November 2007, we financed our operations primarily with net proceeds from private sales of convertible preferred stock totaling $183 million and borrowings under various debt arrangements with aggregate proceeds of $14.7 million, including the $4.9 million outstanding at March 31, 2008.

Net cash provided by financing activities in fiscal 2008, 2007 and 2006 was $94.3 million, $4.8 million and $31.6 million, respectively. The increase in cash provided by financing activities in fiscal 2008 consisted principally of the net proceeds of our IPO of approximately $97.4 million, offset in part by $5.8 million higher repayments on the line of credit and notes payable. The $26.8 million decrease in cash provided by financing activities in fiscal 2007 compared to fiscal 2006 primarily relates to the issuance of preferred stock in fiscal 2006.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	9,733	1,846	3,550	2,972	1,365
Non-cancellable inventory purchase commitments	13,567	13,567	—	—	—

Total	$23,300	$15,413	$3,550	$2,972	$1,365

As of March 31, 2008, our unrecognized tax benefits amounted to $2,892,000 of which the timing of the resolution is uncertain; therefore, there are no amounts presented in the above table.

We lease office space under non-cancelable operating leases with various expiration dates through May 2014. In April 2005, our primary facilities lease was renegotiated with a new lease expiration date in May 2014 with an option to cancel in May 2010 and two consecutive options to extend the lease, each for an additional five-year period. To the extent we elect to terminate the lease in 2010, we will be required to pay an early termination fee of approximately $1.0 million. We currently have no plans to exercise the early termination option.

We outsource the production of our hardware to third-party contract manufacturers. In addition, we enter into various inventory related purchase commitments with these contract manufacturers and suppliers. Generally these inventory purchase commitments are non-cancelable.

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of March 31, 2008, we believe that our exposure related to these guarantees and indemnities as of March 31, 2008 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Most of our sales contracts have been denominated in United States dollars, and therefore, our revenue historically has not been subject to foreign currency risk. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the British Pound, the Euro, the Swiss Franc, the Japanese Yen and, to a lesser extent, the Korean Won and the Chinese Yuan.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $97.6 million at March 31, 2008. These amounts were invested primarily in money market funds, municipal bonds and commercial paper. We believe that our cash and cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash and cash equivalents at March 31, 2008, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $1.0 million.

Short-term investments consist of United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$7,671	$7,592	$7,513	$7,357	$7,435
Municipal bonds	5,218	5,194	5,171	5,121	5,146
Commercial paper	4,578	4,572	4,567	4,557	4,562
Corporate debt securities	808	808	807	806	807

Total short-term investments	$18,275	$18,166	$18,058	$17,841	$17,950

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$7,828	$7,671	$7,513	$7,200	$7,357
Municipal bonds	5,267	5,218	5,171	5,073	5,121
Commercial paper	4,588	4,578	4,567	4,547	4,557
Corporate debt securities	809	808	807	805	806

Total short-term investments	$18,492	$18,275	18,058	$17,625	$17,841

At March 31, 2008, we had $4.0 million outstanding under our revolving line of credit, which we repaid in full in April 2008 prior to the expiration of the credit facility on May 30, 2008. At March 31, 2008, we also had $883,000 in outstanding principal under our subordinated term loan agreement, which bears interest at the three year Treasury Note rate plus applicable margins, which were fixed at the time of advance. Because of the fixed nature of our interest payments on the outstanding principal under our subordinated term loan agreement, we do not have rising interest rate exposure to our existing obligations. However, we could be exposed to increased interest rate risk if we make any borrowings under our new revolving line of credit, which we entered into on May 30, 2008. The new revolving line of credit bears interest, at the election of the borrower, at either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3PAR Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of 3PAR Inc. and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as of April 1, 2006 and changed the manner in which it accounts for share-based compensation in fiscal 2007.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” as of April 1, 2008 and changed the manner in which it accounted for uncertain tax positions in fiscal 2008.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 12, 2008

3PAR Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$97,585	$16,722
Short-term investments	18,058	17,988
Accounts receivable, net	34,596	19,037
Inventory	18,057	13,507
Deferred cost	4,273	3,012
Prepaid and other current assets	2,077	1,203

Total current assets	174,646	71,469
Property and equipment, net	14,781	5,988
Deferred cost, non-current	251	747
Other non-current assets	156	357

Total assets	$189,834	$78,561

LIABILITIES , REDEEMABLE CONVERTIBLE PREFERRED S TOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$4,000	$5,830
Accounts payable	12,527	7,957
Accrued liabilities	16,671	11,494
Deferred revenue	26,051	15,018
Accrued warranty	3,371	3,212
Current portion of notes payable	883	1,602

Total current liabilities	63,503	45,113
Long-term portion of notes payable	—	860
Accrued warranty, non-current	2,813	2,336
Deferred revenue, non-current	5,945	4,184
Other long-term liabilities	1,173	995

Total liabilities	73,434	53,488

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.001 par value; none and 66,513,511 shares authorized at March 31, 2008 and 2007, respectively; none and 33,256,720 issued and outstanding at March 31, 2008 and 2007, respectively; liquidation preference: none and $94,343 at March 31, 2008 and 2007, respectively	—	94,343

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares and none authorized at March 31, 2008 and 2007, respectively; No shares issued and outstanding at March 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 300,000,000 and 163,000,000 shares authorized at March 31, 2008 and 2007, respectively; 60,539,612 and 19,212,596 issued and outstanding at March 31, 2008 and 2007, respectively	61	19
Additional paid-in capital	290,558	95,474
Stockholders’ notes receivable	(36)	(48)
Deferred stock-based compensation	(186)	(839)
Accumulated other comprehensive income (loss)	(15)	10
Accumulated deficit	(173,982)	(163,886)

Total stockholders’ equity (deficit)	116,400	(69,270)

Total liabilities redeemable convertible preferred stock and stockholders’ equity (deficit)	$189,834	$78,561

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
Revenue:
Product	$111,683	$64,977	$37,876
Support	6,335	1,191	308

Total revenue	118,018	66,168	38,184

Cost of revenue:
Product	39,439	23,644	15,617
Support	1,545	228	104

Total cost of revenue (1)	40,984	23,872	15,721

Gross profit	77,034	42,296	22,463
Operating expenses:
Research and development (1)	34,071	24,519	18,459
Sales and marketing (1)	45,283	28,096	16,602
General and administrative (1)	9,676	6,104	3,390

Total operating expenses	89,030	58,719	38,451

Loss from operations	(11,996)	(16,423)	(15,988)
Other income (expense), net:
Interest income	2,878	1,767	341
Interest expense	(958)	(769)	(606)
Other, net	138	12	24

Total other income (expense), net	2,058	1,010	(241)

Loss before provision for income taxes	(9,938)	(15,413)	(16,229)
Provision for income taxes	(158)	(72)	(23)

Net loss	$(10,096)	$(15,485)	$(16,252)

Net loss per common share, basic and diluted	($0.30)	($0.87)	($1.01)

Shares used to compute basic and diluted net loss per common share	34,141	17,746	16,101

(1) Includes stock-based compensation as follows:
Cost of revenue	$188	$160	$96
Research and development	1,262	591	692
Sales and marketing	1,397	439	403
General and administrative	777	577	730

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Notes Receivable	Deferred Stock- based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2005	28,336	$64,435	18,805	$19	$92,110	$(160)	$(48)	$(1,528)	$(132,149)	$(41,756)
Issuance of Series C-1 preferred stock, net of issuance cost of $92	4,921	29,908	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	169	—	64	—	—	—	—	64
Repurchase of common stock	—	—	(61)	—	(1)	—	—	—	—	(1)
Issuance of warrants	—	—	—	—	189	—	—	—	—	189
Deferred compensation related to issuance of common stock options	—	—	—	—	2,523	—	—	(2,523)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,921		1,921
Comprehensive loss:										—
Unrealized gain on available-for-sale investments	—	—	—	—	—	148	—	—	—	148
Net loss	—	—	—	—	—	—	—	—	(16,252)	(16,252)

Total comprehensive loss										(16,104)

Balance at March 31, 2006	33,257	94,343	18,913	19	94,885	(12)	(48)	(2,130)	(148,401)	(55,687)
Exercise of stock options	—	—	319	—	118	—	—	—	—	118
Repurchase of common stock	—	—	(20)	—	(5)	—	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	476	—	—	—	—	476
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,291	—	1,291
Comprehensive loss:										—
Unrealized gain on available-for-sale investments	—	—	—	—	—	22	—	—	—	22
Net loss	—	—	—	—	—	—	—	—	(15,485)	(15,485)

Total comprehensive loss										(15,463)

Balance at March 31, 2007	33,257	94,343	19,212	19	95,474	10	(48)	(839)	(163,886)	(69,270)

3PAR Inc.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Notes Receivable	Deferred Stock- based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2007	33,257	94,343	19,212	19	95,474	10	(48)	(839)	(163,886)	(69,270)
Exercise of stock options			171	1	419	—	—	—	—	420
Repurchase of common stock	—	—	(17)	—	(11)	—	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	3,055	—	—	—	—	3,055
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	557	—	557
Reversal of deferred stock-based compensation related to cancellations	—	—	—	—	(96)	—	—	96		—
Forgiveness of shareholder note receivable	—	—	—	—	—	—	12	—	—	12
Proceeds from initial public offering of common stock, net of issuance costs of $2,871	—	—	7,702	8	97,407	—	—	—	—	97,415
Exercise of warrants, net	—	—	214	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon completion of initial public offering	(33,257)	(94,343)	33,257	33	94,310	—	—	—	—	94,343
Comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(25)	—	—	—	(25)
Net loss	—	—	—	—	—	—	—	—	(10,096)	(10,096)

Total comprehensive loss										(10,121)

Balance at March 31, 2008	—	$—	60,539	$61	$290,558	$(15)	$(36)	$(186)	$(173,982)	$116,400

The accompanying notes are integral part of these consolidated financial statements

3PAR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,096)	$(15,485)	$(16,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,332	2,177	1,670
Stock-based compensation expense	3,624	1,767	1,921
Gain on disposal of fixed assets	—	—	(11)
Non-cash interest expense	59	76	85
Amortization of premium (accretion of purchase discounts) on short-term investments, net	(529)	(329)	120
Provision for doubtful accounts	313	128	—
Write down for excess and obsolete inventory	582	528	93
Loss contingency for purchase commitments	295	—	—
Changes in assets and liabilities:
Accounts receivable	(15,872)	(7,135)	(9,160)
Inventory	(5,132)	(7,232)	(24)
Deferred cost	(765)	(2,754)	(768)
Prepaid expenses and other current assets	(874)	(786)	(74)
Other non-current assets	(132)	(3)	136
Accounts payable	3,651	4,541	1,124
Accrued liabilities	4,971	5,586	2,023
Deferred revenue	12,794	14,623	3,850
Accrued warranty	636	1,516	897
Other long-term liabilities	178	402	571

Net cash used in operating activities	(2,965)	(2,380)	(13,799)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	44,133	23,862	14,039
Proceeds from sales of short-term investments	1,688	—	—
Purchases of short-term investments	(45,387)	(33,875)	(6,600)
Purchase of property and equipment	(11,207)	(5,305)	(1,485)
Proceeds from disposal of property and equipment	—	—	34
Restricted cash	333	6	300

Net cash provided by (used in) investing activities	(10,440)	(15,312)	6,288

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	97,415	—	—
Proceeds from exercise of options and warrants	332	433	64
Repurchase of shares of unvested common stock	(11)	(5)	(1)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	29,908
Proceeds from line of credit	6,500	8,500	2,400
Repayments on line of credit	(8,330)	(2,670)	(2,400)
Proceeds from notes payable	—	—	4,700
Repayment of notes payable	(1,638)	(1,493)	(3,071)

Net cash provided by financing activities	94,268	4,765	31,600

Net change in cash and cash equivalents	80,863	(12,927)	24,089
Cash and cash equivalents, beginning of period	16,722	29,649	5,560

Cash and cash equivalents, end of period	$97,585	$16,722	$29,649

Supplemental disclosures of cash flow information
Cash paid for income taxes	$65	$14	$5
Cash paid for interest	$906	$648	$521
Supplemental disclosure of non-cash activities:
Conversion of redeemable convertible preferred stock to common stock	$94,343	$—	$—

The accompanying notes are integral part of these consolidated financial statements

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

In November 2007, the Company completed an initial public offering (“IPO”) of its common stock in which it sold and issued 7,702,479 shares of common stock, including 202,479 shares issued in December 2007 in connection with the partial exercise of the underwriters’ over-allotment option, at an issue price of $14.00 per share. A total of $107.8 million in gross proceeds was raised from the IPO, or approximately $97.4 million in net proceeds after deducting underwriting discounts and commissions of $7.5 million and other offering costs of $2.9 million. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 33,256,720 shares of common stock.

Summary of Significant Accounting Policies

Basis of Presentation

During the three months ended December 31, 2007, the Company determined that expenses related to sales commissions were not being recognized correctly. During the third fiscal quarter of 2008, the Company corrected the error resulting in additional sales commission expense of $130,000 within sales and marketing expense and an increase in accrued compensation of $130,000. The Company concluded that the error was not material to the prior fiscal years nor was it material to the three and nine months ended December 31, 2007; therefore, the correction was recorded in the third fiscal quarter of 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for doubtful accounts and product warranties, valuation of inventory, useful lives of property and equipment, obligation for income taxes, the measurement of stock-based compensation and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items.

Foreign Currency Accounting

While the majority of the Company’s contracts are denominated in United States dollars, the Company has sales and operating expenses in various foreign currencies. The functional currency of the Company’s subsidiaries in the United Kingdom, Germany and Japan is the United States dollar. Monetary assets and liabilities maintained in currencies other than the United States dollar are remeasured using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency remeasurement gains and losses and gains and losses on non United States dollar denominated transactions, all of which have not been significant to date, are included in the consolidated statements of operations.

Risks and Uncertainties

The Company is subject to all of the risks inherent in an early stage business operating in the information storage industry. These risks include, but are not limited to, a limited operating history, new and rapidly evolving markets, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers and the changing nature of the information storage industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products and services, would have a material adverse effect on the Company’s business and operating results.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The reported amounts of notes payable approximate fair value as the interest rates on these instruments approximate borrowing rates available to the Company for loans with similar terms.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents comprise demand deposits, money market funds and commercial paper and are stated at cost, which approximates fair value. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-Term Investments

Investments comprise marketable securities that consist primarily of United States government and agency securities, municipal bonds, commercial paper, and corporate bonds, with original maturities beyond three months. All marketable securities are held in the Company’s name with major financial institutions. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting For Certain Investments in Debt and Equity Securities, and are carried at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity (deficit).

Restricted Cash

At March 31, 2007, the Company had restricted cash balances classified as other non-current assets of $333,000 as security for three standby letters of credit in connection with certain leased facilities. Pursuant to the revised terms of the credit facilities, these securities were released on March 26, 2008 and were classified as cash and cash equivalents as of March 31, 2008.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company deposits cash and cash equivalents with high credit quality financial institutions. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company reviews the expected collectibility of accounts receivable and records an allowance for doubtful accounts receivable and to date such losses have been within management’s expectations.

Provision for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (ii) the Company’s historical write-offs, (iii) the credit-worthiness of each customer, (iv) the economic conditions of the customer’s industry and (v) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due from that customer, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected.

Inventory

Inventory is stated at the lower of cost or market. Cost is computed using the standard cost method, which approximates actual cost, on a first in, first out basis. The Company records inventory write-downs for excess and obsolete inventory based primarily on future demand forecasts. At the point of loss recognition, a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, the Company records a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of the Company’s future demand forecasts.

Deferred Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2 (see “Revenue Recognition” below), the Company also defers the related inventory costs for the delivered items.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation. Repairs and maintenance cost are expensed as incurred. Depreciation is computed using the straight line method over the estimated useful lives of the assets. The estimated useful life of each asset category is as follows:

Computer equipment	3 years
Computer software	5 years
Machinery and equipment	3-5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the lease term or 5 years

Upon retirement or sale, the cost of assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

The Company accounts for impairment of property and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company did not incur any impairment charges in any of the periods presented.

Revenue Recognition

The Company derives its revenue from sales of storage solutions that include hardware, software and related support. Because the embedded software of its storage solution is deemed to be more than incidental to the product as a whole, the Company accounts for revenue for the entire sale in accordance with the guidance provided by AICPA Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. The Company’s sales arrangements with customers and resellers do not include rights of return or rebates and to date, product returns have been negligible. The Company assesses its ability to collect from its customers based on a number of factors, including creditworthiness of the customer and past transaction history.

Prior to March 2007, the Company provided only basic and premium hardware warranty and software warranty, which was limited to bug fixes for any non-conforming software products. The Company also offered an extended hardware and software warranty after the initial contract term. The Company recognized as product revenue all revenue associated with sales of its products at the time of shipment or installation, depending on the terms of the arrangement, provided that all other revenue recognition criteria were met. In accordance with Financial Accounting Standard Board’s (“FASB”) Technical Bulletin 90-1, (“FTB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the Company recognized revenue relating to its premium hardware warranty and extended hardware and software warranties ratably as support revenue over the warranty period, which was typically three years for premium warranty and one year from termination of the basic warranty for extended warranty.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2007, in anticipation of evolving customer requirements for software support, the Company changed its product offering from a software warranty model to a software support model. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. Commencing in March 2007, all systems are sold together with software support. This new software support is considered post-contract customer support, or PCS, under SOP 97-2.

The Company’s sales are comprised of multiple elements, which include hardware, software and PCS. The Company allocates revenue to each delivered element of the sale using the residual method. Under the residual method, when PCS is the only undelivered element, the Company defers revenue from the sale equivalent to the vendor specific objective evidence (“VSOE”) of fair value of the PCS, or the undelivered element, and applies any discounts to the hardware and software elements in accordance with the provisions of SOP 97-2, as amended by SOP 98-9. VSOE of fair value of the PCS within a sale is based upon stated renewal rates included within the evidence of arrangement with the customer.

During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, the Company is recognizing all of the hardware and support revenue from transactions that included software support during the month of March 2007 as product revenue ratably over the support period. The support period for these transactions ranges from one year to three years. Product revenue that was not recognized ratably was for additional products for existing systems that did not include software support.

During the first quarter of fiscal 2008, the Company established VSOE of the fair value for software support based on stated renewal rates offered to customers within the arrangement. As a result, beginning in the first quarter of fiscal 2008, the Company applied the residual method, as allowed by SOP 98-9, to revenue recognition of the software support. The Company defers revenue recognition of the software support and recognizes it on a straight-line basis over the support period, which is primarily one year. The Company allocates the remainder of the revenue associated with the sale to product revenue using the residual method. Premium and extended hardware warranties continue to be recognized in accordance with FTB 90-1 and are classified as support revenue.

The Company typically recognizes product revenue upon installation for transactions sold directly to end users, provided that the remaining revenue recognition criteria discussed above are satisfied. In cases where the arrangement includes acceptance criteria, the Company recognizes revenue upon the earlier of receipt of customer acceptance or the lapse of the acceptance period. For sales through its resellers, the Company generally recognizes product revenue upon shipment, based on freight terms of FOB Shipping Point or FOB Destination, assuming all other criteria for revenue recognition discussed above have been satisfied.

Capitalized Software Development Costs

The Company accounts for software development costs intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the Company’s software has completed the planning, design and testing phase of development and has been determined viable for its intended use, which typically occurs when beta testing commences. The time between the attainment of technological feasibility and the completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs during the periods presented.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $368,000, $197,000 and $12,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry- forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return.

Stock-Based Compensation

Prior to the adoption of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company accounted for share-based payment awards using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, compensation expense is based on the difference, if any, on the date of the grant, between the estimated fair value of the Company’s common stock and the exercise price of options to purchase that stock. The Company amortizes stock-based compensation expense resulting from the application of APB 25 over the vesting period of the options, using an accelerated basis, in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the prospective transition method, which requires the application of the provisions of SFAS 123R only to share-based payment awards granted, modified, repurchased, or cancelled on or after the adoption date. Under this method, the Company recognizes stock-based compensation expense for all share-based payment awards granted after March 31, 2006 in accordance with SFAS 123R. The stock-based compensation expense is then amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. SFAS 123R supersedes the previous accounting requirements under APB 25, and also amends SFAS No. 95, Statement of Cash Flows. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS 123R. The Company’s financial results for the fiscal year ended March 31, 2007 and 2008, reflect the impact of the adoption of SFAS 123R.

Upon adoption of SFAS 123R, the Company selected the Black-Scholes option pricing model for determining the estimated fair value for share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of share-based awards, including the option’s expected term and the expected volatility of the underlying stock over the expected term of the related grants.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) periods on a straight-line basis in the Consolidated Statements of Operations and the expense is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of (i) the date on which there first exists a firm commitment for performance by the provider of goods or services or (ii) on the date performance is complete, using the Black Scholes option pricing model.

Comprehensive Income (Loss)

The provisions of SFAS No. 130, Reporting Comprehensive Income, require companies to classify items of other comprehensive income (loss) by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid in capital in the equity section of the balance sheet. Comprehensive income (loss) for each period presented is set forth in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows The Company is required to adopt SFAS 161 effective April 1, 2009. SFAS 161 does not change the accounting treatment for derivative instruments and therefore, the Company does not expect the adoption of SFAS 161 to have a material effect on its financial position, results of operations, or cash flows.

In December 2007, FASB issued SFAS No. 141 (R), Business Combinations (“SFAS No.141(R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at the acquisition-date the fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company is required to adopt SFAS No 141(R) effective April 1, 2009. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company is required to adopt SFAS 160 effective April 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial position, results of operations, or cash flows

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. If adopted, SFAS 159 would be effective for the Company’s fiscal year beginning April 1, 2008. The Company is not planning to elect to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position, results of operations or cash flows.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of net loss per common share:

	Years Ended March, 31
	2008	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net loss	$(10,096)	$(15,485)	$(16,252)

Denominator:
Weighted average number of shares outstanding	34,141	17,746	16,101

Basic and diluted net loss per share	$(0.30)	$(0.87)	$(1.01)

The following outstanding options, common stock subject to repurchase, warrants to purchase common stock and redeemable convertible preferred stock at March 31, 2008, 2007 and 2006 were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended March, 31
	2008	2007	2006
	(in thousands)
Options to purchase common stock	6,418	4,159	2,812
Common stock subject to repurchase	410	973	1,540
Warrants to purchase common stock	100	337	337
Redeemable convertible preferred stock (as converted basis)	—	33,257	33,257

	6,928	38,726	37,946

3.	Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	March 31,
	2008	2007
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$34,823	$19,165
Less: Allowance for doubtful accounts	(227)	(128)

Total	$34,596	$19,037

	March 31,
	2008	2007
	(in thousands)
Inventory
Raw materials	$8,725	$7,322
Work in process	5,696	3,901
Finished goods	3,636	2,284

Total	$18,057	$13,507

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
	2008	2007
	(in thousands)
Property and Equipment, Net
Computer equipment	$21,344	$15,695
Computer software	2,211	2,030
Machinery and equipment	1,715	1,381
Furniture and fixtures	1,913	976
Leasehold improvements	7,804	2,813

	34,987	22,895
Less: accumulated amortization and depreciation	(20,206)	(16,907)

Total	$14,781	$5,988

	March 31,
	2008	2007
	(in thousands)
Accrued Liabilities
Compensation and benefits	$11,651	$6,789
Sales and use tax	2,058	1,455
Other	2,962	3,250

Total	$16,671	$11,494

4.	Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,506	$7	$—	$7,513
Municipal bonds	5,194	—	(23)	5,171
Commercial paper	4,567	—	—	4,567
Corporate debt securities	806	1	—	807

Total short-term investments	$18,073	$8	$(23)	$18,058

	March 31, 2007
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,731	$15	$(1)	$7,745
Commercial paper	7,752	—	—	7,752
Corporate debt securities	2,495	—	(4)	2,491

Total short-term investments	$17,978	$15	$(5)	$17,988

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost basis and fair value of available-for-sale securities as of March 31, 2008, by contractual maturity, are presented below:

Due in	Cost Basis	Fair Value
	(in thousands)
Less than 1 year	$10,470	$10,469
1 to 2 years	2,602	2,586
2 to 5 years	5,001	5,003

Total short-term investments	$18,073	$18,058

As of March 31, 2008, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

The Company invests in securities that are rated investment grade or better. The unrealized losses at March 31, 2008 on the Company’s investment in two municipal bonds are due to the current volatility in the credit markets. At March 31, 2008, none of these securities have been in a continuous unrealized loss position for more than twelve months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. The realized gains during fiscal 2008 were approximately $1,000. There were no realized losses during fiscal 2008 and no realized gains or losses in fiscal 2007 and 2006.

5.	Deferred Revenue

Deferred revenue consists of the following:

	March 31,
	2008	2007
	(in thousands)
Deferred Revenue
Product	$15,810	$10,595
Support	8,132	1,157
Ratable product and related support	2,109	3,266

Total deferred revenue, current	26,051	15,018
Support, non-current	4,894	1,103
Ratable product and related support, non-current	1,051	3,081

Total deferred revenue, non-current	5,945	4,184

Total deferred revenue	$31,996	$19,202

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred product revenue relates to arrangements where all revenue recognition criteria have not been met. Deferred support revenue primarily represents customer billings in excess of revenue recognized for PCS contracts, which the Company is legally entitled to invoice and collect. Support contracts are typically billed on an annual basis in advance and revenue is recognized into earnings ratably over the support period. Deferred ratable product and related support revenue consists of revenue on transactions where VSOE of fair value of PCS has not been established and the entire arrangement fee is being recognized ratably over the support period, which typically ranges from one year to three years.

At March 31, 2008, the Company had $5.9 million in long-term deferred revenue, of which $4.2 million, $1.4 million, $275,000 and $103,000 will be amortized to revenue in fiscal 2010, 2011, 2012 and 2013, respectively.

6.	Debt Obligations and Line of Credit

Notes Payable

In June 2005 and under amendments through March 2008, the Company entered into a loan and security agreement with a financial institution for borrowings of up to $6.0 million (the “Notes Payable”). The borrowings were available through March 31, 2006. Borrowings under this agreement bear interest at the 3-year Treasury Note rate plus 5.97%, fixed at the time of each advance. The Company borrowed an aggregate of $4.0 million on three notes through March 31, 2006, an aggregate of $883,000 of which remains outstanding at March 31, 2008. Each note is repayable ratably over a 30-month-period from the date of the borrowing with final payment due in September 2008. The interest payable on these notes ranges from 9.66% to 10.28% per annum.

Line of Credit

In connection with the Notes Payable, the Company was granted an additional $6.0 million revolving line of credit which provided for borrowings of up to 80% of eligible domestic accounts receivable. In fiscal 2007, the Company was extended an additional $6.0 million under its revolving line of credit and the total borrowing capacity was increased to $12.0 million. The line of credit bore interest at a variable rate which was linked to the prime lending rate. Under the terms of the revolving line of credit the Company was required to maintain a minimum tangible net worth level of $1.5 million plus 50% of all issuances of new equity or subordinated debt after September 30, 2007. The Company was in compliance with this requirement as of Mach 31, 2008. In fiscal 2007 and 2008, the Company borrowed $8.5 million and $6.5 million under the revolving line of credit, $4.0 million of which remained outstanding at March 31, 2008.

The revolving line of credit was repaid in full in April 2008. Prior to the expiration of the line of credit on May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate or (ii) LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. The revolving line of credit expires on May 29, 2009. To date there have been no borrowings under the revolving line of credit.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Notes Payable and the revolving line of credit are collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

7.	Income Taxes

Income (loss) before taxes and provision for income taxes for the years ended March 31, 2008, 2007 and 2006 consist of the following:

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
Income (loss) before taxes:
Domestic	$(10,401)	$(15,677)	$(16,304)
International	463	264	75

Total loss before taxes	(9,938)	(15,413)	(16,229)

Provision for taxes:
Current
Domestic	$—	$—	$—
International	158	72	23

Total provision for income taxes	$158	$72	$23

The differences between the income tax provision computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for the years ended March 31, 2008, 2007 and 2006 are as follows:

	Years Ended March 31,
	2008	2007	2006
	(in percentages)
Income tax at federal rate	(34.0)%	(34.0)%	(34.0)%
Losses not benefited	33.0	36.9	35.3
Tax credits	(7.7)	(5.3)	(3.4)
Non-deductible stock compensation	8.9	2.2	2.1
Foreign taxes	(0.1)	0.5	0.1
Other	1.5	0.2	0

Income tax rate	1.6%	0.5%	0.1%

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
	(in thousands)
Net operating loss carryforwards	$53,657	$53,753
Tax credits	8,370	7,006
Accruals and reserves	7,148	4,789
Amortization of capitalized research and development	1,161	1,289
Fixed assets	585	630
Other	1,000	635

Total deferred tax assets	71,921	68,102

Valuation allowance	(71,921)	(68,102)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences and the net operating loss carryforwards are deductible. Based on the available objective evidence, including the fact that the Company has generated losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets as of March 31, 2008 and 2007.

As of March 31, 2008, the Company had approximately $144 million and $81 million of federal and state net operating loss carryforwards available to reduce future taxable income. These carryforwards expire between 2019 and 2027 for federal purposes and between 2011 and 2019 for state purposes. The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote, 82 the stock option benefits of approximately $3.2 million for federal taxes and $1.7 million for state taxes will only be recorded to equity when they reduce cash taxes payable.

Under Section 382 of the Internal Revenue Code, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The use of the Company’s net operating losses is subject to certain limitations and may be subject to further limitations as a result of changes in ownership as defined by federal and state tax law.

The Company also has approximately $4.6 million and $5.6 million of federal and state research and development tax credit carryovers at March 31, 2008. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the adoption date of April 1, 2007, the Company had $2.0 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

The following table summarizes the activity related to the unrecognized tax benefits:

Total
(in thousands)
Balance at March 31, 2007	$2,030
Gross increases related to prior years tax positions	604
Gross increases related to current year tax positions	258
Settlements	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at March 31, 2008	$2,892

The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, the Company has incurred no such charges.

The Company files annual income tax returns in the United States (“U.S.”) federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.

8.	Redeemable Convertible Preferred Stock

Prior to the Company’s IPO, the Company’s certificate of incorporation authorized the issuance of 66,513,511 shares of redeemable convertible preferred stock, $0.001 par value per share. Redeemable convertible preferred stock at March 31, 2007 consisted of the following:

	Shares		Liquidation Amount
Series	Authorized	Outstanding
			(in thousands)
A-2	4,055,971	2,027,975	$32,448
A-3	18,588,448	9,294,215	—
B-1	34,026,853	17,013,417	31,987
C-1	9,842,239	4,921,113	29,908

		33,256,720	$94,343

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the closing of the Company’s IPO in November 2007, all outstanding redeemable convertible preferred stock converted into an equal number of shares of common stock.

9.	Capital Stock and Warrants

Common Stock and Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, as amended and restated in November 2007, authorizes the issuance of 300,000,000 shares of common stock with $0.001 par value per share and 20,000,000 shares of preferred stock with $0.001 par value per share.

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

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the shareholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of March 31, 2008 and 2007, a total of 410,275 and 972,676 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $329,000 and $389,000 as of March 31, 2008 and 2007, respectively, is recorded in accrued liabilities.

The activity of non-vested shares for the twelve months ended March 31, 2008 as a result of early exercise of options granted to employees, is as follows:

Number of Shares
Non-vested as of M arch 31, 2007	972,676
Early exercise of options	43,846
Vested	(589,445)
Repurchased	(16,802)

Non-vested as of March 31, 2008	410,275

Warrants

During September 2000, in connection with a capital lease agreement, the Company issued to the lessor a fully vested warrant to purchase 20,000 shares of Series B preferred stock at $5.00 per share. This warrant may be exercised at any time prior to September 4, 2010. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $78,000 and was recorded as a discount to the capital lease obligations and amortized to interest expense over the term of the capital lease agreement. In February 2004, the warrant was converted into a warrant to purchase 20,000 shares of common stock at a price of $0.02 per share. The fair value of the warrant was fully amortized by March 31, 2004.

During March 2002, in connection with a loan agreement (Note 6), the Company issued to the lender a fully vested warrant to purchase 80,000 shares of common stock of the Company at $4.00 per share. This warrant may

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be exercised at any time prior to December 31, 2009. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $225,000. The estimated fair value was recorded as a discount to the loan and was amortized as interest expense over the period of the loan.

During September 2004, in connection with a loan agreement (Note 6), the Company issued to the lender a fully vested warrant to purchase 66,485 shares of common stock at $0.02 per share, with a maximum term of ten years. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $30,000. The estimated fair value was recorded as a discount to the loan and was amortized as interest expense over the period of the loan. In December 2007, the Company issued 66,381 shares of its common stock upon net issuance exercise of the outstanding warrant by the lender.

During June 2005 through October 2005, in connection with two loan and security agreements and specific borrowings thereunder (Note 6), the Company issued to two lenders eight fully vested warrants to purchase a total of 170,200 shares of common stock of the Company at $1.88012 per share, with a maximum term of ten years. The aggregate estimated fair value of the warrants, measured on the dates of grant using the Black-Scholes option pricing model, was $190,000 and was recorded as a discount to the loans. The estimated fair value is being amortized as interest expense over the period of the loans. In December 2007, the Company issued 147,460 shares of its common stock upon net issuance exercise of all the outstanding warrants by the two lenders.

10.	Share Based Payments

Stock-Based Benefit Plans:

2007 Equity Incentive Plan: In October 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (the “2007 Plan”), and the Company reserved 10,375,000 shares of common stock for future issuance thereunder. Additionally, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lesser of (A) five million shares, (B) five percent of the outstanding shares on the last day of the immediately preceding fiscal year or (C) such number of shares determined by the Company’s board of directors. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company and expire no later than ten years after the date of grant. As of March 31, 2008, there were 10.0 million shares available for future issuance under the 2007 Plan.

2007 Employee Stock Purchase Plan: In October 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP Plan”) and the Company reserved 1,550,000 shares for future issuance plus an annual increase to be added on the first day of each fiscal year beginning with the 2009 fiscal year, equal to the lesser of (i) 1.5 million shares of common stock, (ii) two percent of the outstanding shares of common stock on such date or (iii) an amount determined by the administrator. Under the ESPP Plan, the Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period except for the first offering period. The first offering period under the ESPP Plan commenced in November 2007 and will end on February 1, 2009 with the first purchase date on August 1, 2008. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. If the fair market value of the common stock on any purchase date in an

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering period is lower than the fair market value of the common stock on the first trading day of the offering period, then all participants in the offering period will be automatically withdrawn from the offering period immediately after the stock has been purchased on the purchase date and automatically re-enrolled in the immediately following offering period. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and results in compensation expense. As of March 31, 2008, the unrecognized expense related to the ESPP Plan was $969,000, which is expected to be recognized over one year. Through March 31, 2008, no stock has been issued under the ESPP Plan.

1999 Stock Plan and 2000 Management Stock Option Plan: The Company’s 1999 Stock Plan (the “1999 Plan”) and the 2000 Management Stock Option Plan (the “2000 Plan”) authorize the board of directors to grant incentive and nonstatutory stock options and stock purchase rights to employees, directors and consultants of the Company. Under the 1999 Plan and the 2000 Plan, incentive and nonstatutory stock options may be granted at prices not less than 100% of the estimated fair value of the stock at the date of grant, as determined by the board of directors. For options granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the stock at the date of grant. Options generally vest over a four year period and expire no later than ten years after the date of grant. The Company’s board of directors concluded not to grant any additional options or other awards under the 1999 Plan and 2000 Plan following the IPO. However, the 1999 Plan and 2000 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under these plans.

Stock Option Activity:

The following table summarizes information about stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (4) (in Thousands)
Balance at March 31, 2005	832,854	$0.14
Options granted at less than fair value (1)	2,256,787	0.54
Options exercised, including early exercises	(169,172)	0.38
Options cancelled	(108,502)	0.28

Balance at March 31, 2006	2,811,967	0.44
Options grated at fair value (2)	1,900,113	4.82
Options exercised, including early exercises	(319,319)	1.36
Options cancelled	(234,416)	1.60

Balance at March 31, 2007	4,158,345	2.32
Options granted at fair value (2)	2,597,676	10.38
Options granted in excess of fair value (3)	121,000	14.00
Options exercised	(170,782)	1.94
Options cancelled	(288,315)	4.89

Balance at M arch 31, 2008	6,417,924	$5.69	8.28	$17,337

Options vested as of March 31, 2008	2,619,535	$2.12	7.37	$13,042
Options exercisable as of March 31, 2008	5,282,530	$5.05	8.09	$17,055
Options vested as of March 31, 2008 and expected to vest thereafter (5)	6,238,056	$5.60	8.26	$17,217

(1)	Options granted at less than fair value represent options whose exercise price is less than the estimated fair value of the common stock on the date of the grant.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Options granted at fair value prior to the Company’s IPO represent options whose exercise price equals the estimated fair value of the common stock on the date of the grant. Options granted at fair value subsequent to the Company’s IPO represent options whose exercise price equals the closing sales price of the Company’s common stock on the date of the grant.
(3)	Options granted in excess of fair value represent options whose exercise price is greater than the closing sales price of the Company’s common stock on the date of the grant.
(4)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.88 of the Company’s common stock on March 31, 2008.
(5)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total fair value of options and share awards vested in the years ended March 31, 2008 and 2007 were $2.1 million and $92,000, respectively. As of March 31, 2008, there was $12.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 3.2 years. The total intrinsic value of options exercised in fiscal 2008, 2007 and 2006 was $1.3 million, $1.4 million and $330,000, respectively, determined on the date of the option exercise as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. The weighted average fair value per share of options granted in fiscal 2008 and fiscal 2007 was $4.18 and $2.08, respectively.

Fair Value Disclosures:

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Years Ended March 31,
	2008	2007
Employee Stock Options
Risk-free interest rate	4.18%	4.81%
Expected life (years)	4.30	4.18
Dividend yield	0.00%	0.00%
Expected volatility	44.5%	47.0%

	Year Ended March 31, 2008
Employee Stock Purchase Plan
Risk-free interest rate	3.50%
Expected life (years)	1.00
Dividend yield	0.00%
Expected volatility	53.9%

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of March 31, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases equipment and office space under non-cancelable operating leases with various expiration dates through May 2014. In April 2005, the Company’s primary facilities lease was renegotiated with a new lease expiration date in May 2014 with an option to cancel in May 2010 and two consecutive options to extend the lease, each for an additional five-year period. To the extent the Company elects to terminate the lease in 2010, it will be required to pay an early termination fee of approximately $1.0 million. The Company currently has no plans to exercise the early termination option. Rent expense for the years ended March 31, 2008, 2007 and 2006 was $2.0 million, $1.2 million and $1.1 million, respectively. The terms of certain of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight line basis over the lease period and has accrued for rent expense incurred but not paid. The Company subleased a portion of its facility under an operating lease which ran from January 2006 to August 2006. The sublease rental income related to this operating sublease was $40,000 and $28,000 for fiscal 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2009	$1,846
2010	1,818
2011	1,732
2012	1,527
2013	1,445
Thereafter	1,365

Total minimum lease payments	$9,733

Warranties

The Company provides for future warranty costs upon revenue recognition. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The warranties are generally for three years from the date of installation of equipment.

Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities each period and makes adjustments to the liability as necessary.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the warranty liability are as follows:

	Years Ended March 31,
	2008	2007
	(in thousands)
Beginning balance	$5,548	$4,032
Provision	4,151	3,364
Settlements made	(3,515)	(1,848)

Ending balance	$6,184	$5,548

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	March 31,
	2008	2007
	(in thousands)
Current	$3,371	$3,212
Non-current	2,813	2,336

Total	$6,184	$5,548

Noncancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $13.6 million and $4.2 million in noncancelable purchase commitments with these providers as of March 31, 2008 and 2007, respectively. The Company records a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts. As of March 31, 2008, the liability for these purchase commitments was $295,000 and was included in other accrued liabilities. No such liability existed as of March 31, 2007.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008 and 2007.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008 and 2007.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Agreements

The Company has signed various employment agreements with key executives pursuant to which if following a change of control of the Company their employment is terminated by the Company without cause or by the employees for good reason, the employees are entitled to receive certain benefits, including, severance payments, accelerated vesting of stock and options, and certain insurance benefits. In addition, the Company’s agreement with its chief executive officer provides similar benefits if he is terminated in the absence of a change of control.

12.	Segment Information and Customer Concentration

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available and which is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded that it operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the United States; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the United States of America. For all periods presented, long-lived assets located in the Company’s international offices were not material. Therefore, geographic information is presented for total revenue only.

The following presents total revenue by geographic region based on the location of the reseller or customer, as applicable:

	Years Ended March 31,
	2008	2007	2006
	(in thousands)
United States	$98,329	$59,347	$32,804
Europe	15,348	4,260	1,742
Asia	4,341	2,561	3,638

Total	$118,018	$66,168	$38,184

For the years ended March 31, 2008 and 2007 no customer accounted for 10% or more of total revenue. One customer represented 11% and another customer represented 10% of total revenue for the year ended March 31, 2006. One customer accounted for 11% of accounts receivable, net at March 31, 2008 and another customer accounted for 39% of accounts receivable, net at March 31, 2007. The loss of any of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

13.	Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions and profit sharing contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Quarterly Financial Data-Unaudited:

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended March 31, 2008. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of management, all adjustments necessary to state fairly the information for the periods presented.

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(in thousands, except per share amounts)
Fiscal 2008:
Total revenue	$35,467	$30,762	$27,981	$23,808
Gross profit	22,919	20,017	18,616	15,482
Loss from operations	(2,370)	(2,349)	(2,441)	(4,836)
Net loss	(1,172)	(1,877)	(2,363)	(4,684)
Net loss per share—basic and diluted	$(0.02)	$(0.05)	$(0.13)	$(0.25)

	Three Months Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(in thousands, except per share amounts)
Fiscal 2007:
Total revenue	$11,656	$20,391	$19,214	$14,907
Gross profit	7,093	14,009	11,668	9,526
Loss from operations	(11,914)	(299)	(1,727)	(2,483)
Net loss	(11,693)	(45)	(1,509)	(2,238)
Net loss per share—basic and diluted	$(0.65)	$(0.00)	$(0.09)	$(0.13)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors may be found in the section entitled “Proposal 1—Election of Directors” appearing in the Proxy Statement and is incorporated herein by reference. Information on executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1—Election of Directors—Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

We have adopted a code of business conduct and ethics for directors, officers and employees. This code of business conduct and ethics is available on our website at www.3PAR.com and any waivers from or amendments to the code of business conduct and ethics, if any, will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is included in our proxy statement for our 2008 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by this item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the proxy statement for our 2008 annual meeting of stockholders under the section entitled “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included in our proxy statement for our 2008 annual meeting of stockholders under the sections entitled “Certain Relationships and Related Transactions” and “Proposal 1—Election of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 58.

(2) Financial Schedules: Schedule II “Valuation and Qualifying Accounts” appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2006	$—	$—	$—	$—
Year ended March 31, 2007	—	128	—	128
Year ended March 31, 2008	128	313	(214)	227

Income Tax Valuation Allowance
Year ended March 31, 2006	$54,035	$7,392	$—	$61,427
Year ended March 31, 2007	61,427	6,675	—	68,102
Year ended March 31, 2008	68,102	3,819	—	71,921

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2008.

3PAR Inc.

By:	/s/ DAVID C. SCOTT
David C. Scott
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David C. Scott and Adriel G. Lares, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID C. SCOTT David C. Scott	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 12, 2008

/s/ ADRIEL G. LARES Adriel G. Lares	Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 12, 2008

/s/ KEVIN FONG Kevin Fong	Chairman of the Board	June 12, 2008

/s/ MARK A. JUNG Mark A. Jung	Director	June 12, 2008

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	June 12, 2008

/s/ JEFFREY A. PRICE Jeffrey A. Price	Vice President of Engineering, Co-Founder and Director	June 12, 2008

/s/ MICHAEL J. SHERIDAN Michael J. Sheridan	Director	June 12, 2008

/s/ MARK A. SIEGEL Mark A. Siegel	Director	June 12, 2008

/s/ JAMES WEI James Wei	Director	June 12, 2008

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File Number	Date
3.01*	Amended and Restated Certificate of Incorporation of Registrant	S-1/A	333-145437	11/2/2007

3.02*	Amended and Restated Bylaws of Registrant	S-1/A	333-145437	11/2/2007

4.01*	Specimen common stock certificate	S-1/A	333-145437	11/13/2007

4.02*	Fourth Amended and Restated Shareholder Rights Agreement between Registrant and certain holders of Registrant’s common stock named therein	S-1	333-145437	8/14/2007

10.01*	Form of Indemnification Agreement between Registrant and its directors and officers	S-1/A	333-145437	11/2/2007

10.02*	1999 Stock Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.02.1*	Forms of Stock Option Agreements under the 1999 Stock Plan	S-1	333-145437	8/14/2007

10.03*	2000 Management Stock Option Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.03.1*	Forms of Stock Option Agreements under the 2000 Management Stock Option Plan	S-1	333-145437	8/14/2007

10.04	2007 Equity Incentive Plan of Registrant (as amended to reflect the one-for-two reverse stock split that was effected on October 25, 2007)

10.04.1*	Forms of Agreements under the 2007 Equity Incentive Plan	S-1/A	333-145437	11/2/2007

10.05	2007 Employee Stock Purchase Plan (as amended to reflect the one-for-two reverse stock split that was effected on October 25, 2007)

10.06*	Employee and Executive Incentive Compensation Plan	S-1/A	333-145437	11/2/2007

10.07*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated April 28, 2005	S-1/A	333-145437	9/26/2007

10.08*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated March 23, 2007	S-1/A	333-145437	9/26/2007

10.09*	Revised Offer Letter Agreement by and between Registrant and Adriel G. Lares dated November 5, 2001	S-1	333-145437	8/14/2007

10.10*	Offer Letter Agreement by and between Registrant and Jeffrey A. Price dated April 19, 1999	S-1	333-145437	8/14/2007

10.11*	Revised Offer Letter Agreement by and between Registrant and Randall T. Gast dated March 31, 2006	S-1	333-145437	8/14/2007

10.12*	Offer Letter Agreement by and between Registrant and James L. Dawson dated March 10, 2004	S-1	333-145437	8/14/2007

10.13*	Offer Letter Agreement by and between Registrant and Mark A. Jung dated December 11, 2006	S-1	333-145437	8/14/2007

10.14*	Offer Letter Agreement by and between Registrant and Christopher B. Paisley dated July 26, 2006	S-1	333-145437	8/14/2007

10.15*	Management Retention Agreement by and between Registrant and Alastair Short dated July 1, 2007	S-1	333-145437	8/14/2007

10.16*	Form of Management Retention Agreement with each vice president except for Alastair Short	S-1	333-145437	8/14/2007

Incorporated by Reference Herein
Exhibit Number	Description	Form	File Number	Date

10.17*	Employment Agreement by and between Registrant and David C. Scott dated July 30, 2007	S-1	333-145437	8/14/2007

10.18†*	Production Purchase Agreement by and between Registrant and Xyratex Technology Limited dated January 31, 2006	S-1/A	333-145437	11/15/2007

10.19†*	Manufacturing and Purchase Agreement by and between Registrant and Flash Electronics, Inc. dated September 5, 2003	S-1/A	333-145437	11/15/2007

10.21*	Warrant to Purchase Stock Agreement by and between Registrant and Gold Hill Venture Lending 03, LP dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.22*	Warrant to Purchase Stock Agreement by and between Registrant and Silicon Valley Bank dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.23*	Standard NNN Lease by and between Registrant and Brandin Court Partners, LLC dated August 17, 2007	S-1/A	333-145437	9/26/2007

10.24	Agreement of Lease between Registrant and One Whitehall L.P., dated January 9, 2008

10.25	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated May 30, 2008
21.01	List of subsidiaries of Registrant

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and submitted separately to the Securities and Exchange Commission.