Form 10-Q
period 2008-06-30
3PAR Inc.
filed 2008-08-13
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 31, 2008 was: 60,640,709

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2008

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$62,642	$97,585
Short-term investments	45,103	18,058
Accounts receivable, net	33,911	34,596
Inventory	23,216	18,057
Deferred cost	5,032	4,273
Prepaid and other current assets	2,226	2,077

Total current assets	172,130	174,646
Property and equipment, net	14,948	14,781
Deferred cost, non-current	—	251
Other non-current assets	157	156

Total assets	$187,235	$189,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$4,000
Accounts payable	12,526	12,527
Accrued compensation and benefits	9,781	11,651
Other accrued liabilities	4,547	5,020
Deferred revenue	29,163	26,051
Accrued warranty	3,315	3,371
Current portion of notes payable	447	883

Total current liabilities	59,779	63,503
Accrued warranty, non-current	2,771	2,813
Deferred revenue, non-current	5,235	5,945
Other long-term liabilities	1,129	1,173

Total liabilities	68,914	73,434

Commitments and contingencies (Note 11)
Stockhoders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized at June 30, 2008 and March 31, 2008; No shares issued and outstanding at June 30, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2008 and March 31, 2008; 60,616,928 and 60,539,612 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	61	61
Additional paid-in capital	291,986	290,558
Stockholders’ notes receivable	(36)	(36)
Deferred stock-based compensation	(117)	(186)
Accumulated other comprehensive loss	(269)	(15)
Accumulated deficit	(173,304)	(173,982)

Total stockholders’ equity	118,321	116,400

Total liabilities and stockholders’ equity	$187,235	$189,834

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue:
Product	$39,924	$23,123
Support	3,029	685

Total revenue	42,953	23,808

Cost of revenue:
Product	14,021	8,110
Support	1,006	216

Total cost of revenue (1)	15,027	8,326

Gross profit	27,926	15,482
Operating expenses:
Research and development (1)	10,157	7,807
Sales and marketing (1)	14,301	10,457
General and administrative (1)	3,373	2,054

Total operating expenses	27,831	20,318

Income (loss) from operations	95	(4,836)
Other income (expense), net:
Interest income	778	448
Interest expense	(17)	(297)
Other, net	(8)	31

Total other income (expense), net	753	182

Income (loss) before provision for income taxes	848	(4,654)
Provision for income taxes	(170)	(30)

Net income (loss)	$678	$(4,684)

Other comprehensive loss:
Net income (loss)	$678	$(4,684)
Unrealized loss on short-term investments, net	(254)	(17)

Comprehensive income (loss)	$424	$(4,701)

Net income (loss) per common share, basic	$0.01	$(0.26)

Net income (loss) per common share, diluted	$0.01	$(0.26)

Shares used to compute basic net income (loss) per common share	60,233	18,335

Shares used to compute diluted net income (loss) per common share	63,088	18,335

(1) Includes stock-based compensation as follows:
Cost of revenue	$48	$43
Research and development	453	255
Sales and marketing	555	146
General and administrative	231	96

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$678	$(4,684)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,439	654
Stock-based compensation expense	1,287	540
Non-cash interest expense	—	19
Amortization of premium (accretion of purchase discounts) on short- term investments, net	(230)	(168)
Provision for doubtful accounts	95	9
Writedown for excess and obsolete inventory	220	79
Changes in assets and liabilities:
Accounts receivable	590	3,565
Inventory	(5,379)	(1,538)
Deferred cost	(508)	303
Prepaid expenses and other current assets	(149)	(1,507)
Other non-current assets	(1)	(4)
Accounts payable	706	(3,923)
Accrued liabilities	(2,178)	848
Deferred revenue	2,402	(7)
Accrued warranty	(98)	140
Other long-term liabilities	(44)	(23)

Net cash used in operating activities	(1,170)	(5,697)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	4,600	7,395
Purchases of short-term investments	(31,669)	(12,399)
Purchase of property and equipment	(2,313)	(561)

Net cash used in investing activities	(29,382)	(5,565)

Cash flows from financing activities:
Proceeds from exercise of options and warrants	140	113
Repurchase of shares of unvested common stock	(95)	—
Proceeds from line of credit	—	4,500
Repayments on line of credit	(4,000)	(1,500)
Repayment of notes payable	(436)	(395)

Net cash provided by (used in) financing activities	(4,391)	2,718

Net change in cash and cash equivalents	(34,943)	(8,544)
Cash and cash equivalents, beginning of period	97,585	16,722

Cash and cash equivalents, end of period	$62,642	$8,178

The accompanying notes are integral part of these condensed consolidated financial statements

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

Fiscal Year

The fiscal year ends on March 31. References to fiscal 2009, for example, refer to the fiscal year ending March 31, 2009.

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

Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K (File No. 001-33823) for the year ended March 31, 2008 (“Form 10-K”).

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2008, and the consolidated results of its operations for the three months ended June 30, 2008 and 2007, and the consolidated cash flows for the three months ended June 30, 2008 and 2007. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2008 that are of significance or potential significance to us.

Revenue Recognition

The Company derives its revenue from sales of storage solutions that include hardware, software and related support. Because the embedded software of its storage solution is deemed to be more than incidental to the product as a whole, the Company accounts for revenue for the entire sale in accordance with the guidance provided by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

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

In March 2007, in anticipation of evolving customer requirements for software support, the Company changed its product offering from a software warranty model to a software support model. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. Commencing in March 2007, all systems are sold together with software support. This new software support is considered post-contract customer support (“PCS”) under SOP 97-2.

The Company’s sales are comprised of multiple elements, which include hardware, software and PCS. The Company allocates revenue to each delivered element of the sale using the residual method. Under the residual method, when PCS is the only undelivered element, the Company defers revenue from the sale equivalent to the vendor specific objective evidence (“VSOE”) of fair value of PCS, or the undelivered element, and applies any discounts to the hardware and software elements in accordance with the provisions of SOP 97-2, as amended by SOP 98-9. VSOE of fair value of PCS within a sale is based upon stated renewal rates included within the evidence of arrangement with the customer. In circumstances where the arrangement does not include stated renewal rates, VSOE of fair value of PCS is based on actual renewal rates for separate sales of PCS to other customers.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

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

During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, through March 31, 2008, the Company was recognizing all of the hardware and support revenue from transactions that included software support during the month of March 2007 as product revenue ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for these March 2007 transactions based on actual renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions.

The Company typically recognizes product revenue upon installation for transactions sold directly to end users, provided that the remaining revenue recognition criteria discussed above are satisfied. In cases where the arrangement includes acceptance criteria, the Company recognizes revenue upon the earlier of receipt of customer acceptance or the lapse of the acceptance period. For sales through its resellers, the Company generally recognizes product revenue upon shipment, based on freight terms of FOB Shipping Point or FOB Destination, assuming all other criteria for revenue recognition discussed above have been satisfied

Recent Accounting Pronouncements

In March 2008, Financial Accounting Standard Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS 161 effective April 1, 2009. SFAS 161 does not change the accounting treatment for derivative instruments and therefore, the Company does not expect the adoption of SFAS 161 to have a material effect on its financial position, results of operations, or cash flows.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities became effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

2. Net Income (Loss) per Common Share

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

EITF No. 03-6 requires net loss attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that the securities are required to share in the losses. The Company’s redeemable convertible preferred stock did not have a contractual obligation to share in losses of the Company. Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including options, common stock subject to repurchase, warrants and redeemable convertible preferred stock.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of net income (loss) per common share:

	Three Months Ended June 30,
	2008	2007
	(in thousands, except per share amounts)
Basic net income (loss) per share
Numerator:
Net income (loss)	$678	$(4,684)

Denominator:
Weighted average common shares outstanding	60,233	18,335

Basic net income (loss) per share	0.01	(0.26)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$678	$(4,684)

Denominator:
Weighted average common shares outstanding	60,233	18,335
Employee stock options and employee stock purchase plan shares	2,509	—
Common stock subject to repurchase	266	—
Warrants	80	—

Weighted average number of shares outstanding	63,088	18,335

Diluted net income (loss) per share	$0.01	$(0.26)

The following outstanding options, common stock subject to repurchase, warrants to purchase common stock and redeemable convertible preferred stock at June 30, 2007 were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

June 30, 2007
(in thousands)
Options to purchase common stock	4,783
Common stock subject to repurchase	798
Warrants to purchase common stock	337
Redeemable convertible preferred stock (as converted basis)	33,257

39,175

3. Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	June 30, 2008	March 31, 2008
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$34,223	$34,823
Less: Allowance for doubtful accounts	(312)	(227)

Total	$33,911	$34,596

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

	June 30, 2008	March 31, 2008
	(in thousands)
Inventory
Raw materials	$12,545	$8,725
Work in process	6,217	5,696
Finished goods	4,454	3,636

Total	$23,216	$18,057

4. Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$33,049	$12	$(237)	$32,824
Municipal bonds	5,173	—	(16)	5,157
Commercial paper	3,998	—	(8)	3,990
Corporate debt securities	3,152	—	(20)	3,132

Total short-term investments	$45,372	$12	$(281)	$45,103

	March 31, 2008
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,506	$7	$—	$7,513
Municipal bonds	5,194	—	(23)	5,171
Commercial paper	4,567	—	—	4,567
Corporate debt securities	806	1	—	807

Total short-term investments	$18,073	$8	$(23)	$18,058

As of June 30, 2008, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	June 30, 2008
Due in	Cost Basis	Fair Value
	(in thousands)
Less than 1 year	$26,159	$26,113
1 to 2 years	4,140	4,138
2 to 5 years	15,074	14,852

Total short-term investments	$45,373	$45,103

	March 31, 2008
Due in	Cost Basis	Fair Value
	(in thousands)
Less than 1 year	$10,470	$10,469
1 to 2 years	2,602	2,586
2 to 5 years	5,001	5,003

Total short-term investments	$18,073	$18,058

The Company invests in securities that are rated investment grade or better. The unrealized losses at June 30, 2008 on the Company’s investments are due to the current volatility in the credit markets. At June 30, 2008, none of these securities have been in a continuous unrealized loss position for more than 12 months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

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

5. Fair Value Measurements

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets consist of commercial paper, money market fund deposits and the Company’s short term investments, that are traded in an active market with sufficient volume and frequency of transactions.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of June 30, 2008, the Company had no financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value.

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)
Description
Cash equivalents:
Money market funds	$16,739
Commercial paper	41,013
Short-term investments:
United States Government and agency securities	32,824
Municipal bonds	5,157
Commercial paper	3,990
Corporate debt securities	3,132

$102,855

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	June 30, 2008	March 31, 2008
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$21,423	$21,344
Computer software	5 years	2,431	2,211
Machinery and equipment	3-5 years	2,851	1,715
Furniture and fixtures	7 years	1,983	1,913
Leasehold improvements	Shorter of lease
	term or 5 years	7,828	7,804

		36,516	34,987
Less: accumulated amortization and depreciation		(21,568)	(20,206)

Total		$14,948	$14,781

Depreciation and amortization expense totaled $1.4 million and $654,000 for the three months ended June 30, 2008 and 2007, respectively.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

7. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2008	March 31, 2008
	(in thousands)
Deferred Revenue
Product	$20,146	$15,810
Support	9,017	8,132
Ratable product and related support	—	2,109

Total deferred revenue, current	29,163	26,051
Support, non-current	5,235	4,894
Ratable product and related support, non-current	—	1,051

Total deferred revenue, non-current	5,235	5,945

Total deferred revenue	$34,398	$31,996

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

The Company’s sales are comprised of multiple elements, which include hardware, software and PCS. Deferred ratable product and related support revenue consists of revenue on transactions where VSOE of fair value of PCS had not been established and the entire arrangement fee was being recognized ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for these March 2007 transactions based on actual renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions. As a result, the Company recognized a total of $2.8 million of revenue associated with the March 2007 transactions in the first quarter of fiscal 2009. The remaining deferred revenue balance of $387,000 associated with these transactions is included in support deferred revenue.

8. Debt Obligations and Line of Credit

Notes Payable

In June 2005 and under amendments through March 2008, the Company entered into a loan and security agreement with a financial institution for borrowings of up to $6.0 million (the “Notes Payable”). The borrowings were available through March 31, 2006. Borrowings under this agreement bear interest at the 3-year Treasury Note rate plus 5.97%, fixed at the time of each advance. The Company borrowed an aggregate of $4.0 million on three notes through March 31, 2006, of which an aggregate of $447,000 remained outstanding at June 30, 2008. Each note is repayable ratably over a 30-month-period from the date of the borrowing with final payment due in September 2008. The interest payable on these notes ranges from 9.66% to 10.28% per annum.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Line of Credit

In connection with the Notes Payable, the Company was granted an additional $6.0 million revolving line of credit which provided for borrowings of up to 80% of eligible domestic accounts receivable. In fiscal 2007, the Company was extended an additional $6.0 million under its revolving line of credit and the total borrowing capacity was increased to $12.0 million. The line of credit bore interest at a variable rate which was linked to the prime lending rate. Under the terms of the revolving line of credit the Company was required to maintain a minimum tangible net worth level of $1.5 million plus 50% of all issuances of new equity or subordinated debt after September 30, 2007. The Company was in compliance with this requirement as of March 31, 2008.

The revolving line of credit was repaid in full in April 2008. Prior to the expiration of the revolving line of credit on May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The Company was in compliance with these financial covenents as of June 30, 2008. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate or (ii) LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. The revolving line of credit expires on May 29, 2009. To date there have been no borrowings under the revolving line of credit.

The Notes Payable and the revolving line of credit are collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

9. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. The Company’s tax provision relates primarily to alternative minimum tax in the United States for the first quarter of fiscal 2009 and provisions for income tax related to the Company’s international subsidiaries for both the first quarter of fiscal 2009 and 2008.

The Company’s only material uncertain tax position is its research and development credits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, the Company has incurred no such charges.

The Company files annual income tax returns in the United States (“U.S.”) federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

10. Share Based Payments

Stock-Based Benefit Plans:

2007 Equity Incentive Plan: In October 2007, the Company’s stockholders approved the 2007 Equity Incentive Plan (the “2007 Plan”), and the Company reserved 10,375,000 shares of common stock for future issuance thereunder. Additionally, the 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year beginning with fiscal 2009, in an amount equal to the lesser of (A) five million shares, (B) five percent of the outstanding shares on the last day of the immediately preceding fiscal year or (C) such number of shares determined by the Company’s board of directors. In accordance with these provisions, on April 1, 2008 shares available for issuance under the plan was increased by 3.0 million shares. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally vest at the rate of 25% on each anniversary of the date of service contingent upon employment with the Company and expire no later than ten years after the date of grant. As of June 30, 2008, there were 12.3 million shares available for future issuance under the 2007 Plan.

2007 Employee Stock Purchase Plan: In October 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP Plan”) and the Company reserved 1,550,000 shares for future issuance plus an annual increase to be added on the first day of each fiscal year beginning with the 2009 fiscal year, equal to the lesser of (i) 1.5 million shares of common stock, (ii) two percent of the outstanding shares of common stock on such date or (iii) an amount determined by the administrator. Under the ESPP Plan, the Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period except for the first offering period. In accordance with these provisions, on April 1, 2008 shares available for issuance under the plan was increased by 1.2 million shares. The first offering period under the ESPP Plan commenced in November 2007 and will end on February 1, 2009 with the first purchase date on August 1, 2008. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. If the fair market value of the common stock on any purchase date in an offering period is lower than the fair market value of the common stock on the first trading day of the offering period, then all participants in the offering period will be automatically withdrawn from the offering period immediately after the stock has been purchased on the purchase date and automatically re-enrolled in the immediately following offering period. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and results in compensation expense. Through June 30, 2008, no stock has been issued under the ESPP Plan. As of June 30, 2008, there were 2.7 million shares available for future issuance under the ESPP Plan.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Stock Option Activity:

The following table summarizes information about stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2008	6,417,924	5.69
Options granted	776,716	8.56
Options exercised	(82,526)	1.70
Options cancelled	(155,826)	7.92

Balance at June 30, 2008	6,956,288	$6.01

Fair Value Disclosures:

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2008	2007
Employee Stock Options
Risk-free interest rate	2.53%	4.76%
Expected life (years)	4.13	4.34
Dividend yield	0.00%	0.00%
Expected volatility	52.0%	43.0%

Three Months Ended March 31, 2008
Employee Stock Purchase Plan
Risk-free interest rate	3.50%
Expected life (years)	1.00
Dividend yield	0.00%
Expected volatility	53.9%

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

Shares Subject to Repurchase:

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of June 30, 2008 and March 31, 2008, a total of 265,863 shares and 410,275 shares of common

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $157,000 and $329,000 as of June 30, 2007 and March 31, 2008, respectively, was recorded in accrued liabilities.

The activity of non-vested shares for the three months ended June 30, 2008 as a result of early exercise of options granted to employees is as follows:

Number of Shares
Non-vested as of March 31, 2008	410,275
Vested	(118,363)
Repurchased	(26,049)

Non-vested as of June 30, 2008	265,863

11. Commitments

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of June 30, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases equipment and office space under non-cancelable operating leases with various expiration dates through May 2014. In April 2005, the Company’s primary facilities lease was renegotiated with a new lease expiration date in May 2014, an option to cancel in May 2010 and two consecutive options to extend the lease, each for an additional five-year period. To the extent the Company elects to terminate the lease in 2010, it will be required to pay an early termination fee of approximately $1.0 million. The Company currently has no plans to exercise the early termination option.

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2009 (remaining nine months)	$1,396
2010	1,818
2011	1,732
2012	1,527
2013	1,445
Thereafter	1,365

Total minimum lease payments	$9,283

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Changes in the warranty liability are as follows:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Beginning balance	$6,184	$5,548
Provision	870	842
Settlements made	(968)	(702)

Ending balance	$6,086	$5,688

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	June 30,
	2008	2007
	(in thousands)
Current	$3,315	$3,371
Non-current	2,771	2,813

Total	$6,086	$6,184

Noncancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $18.1 million and $13.6 million in noncancelable purchase commitments with these providers as of June 30, 2008 and March 31, 2008, respectively. The Company records a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts. As of June 30, 2008 and March 31, 2008, the liability for these purchase commitments was $295,000.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008 and March 31, 2008.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007 and December 31, 2007.

12. Segment Information and Significant Customers

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available and which is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded that it operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the US; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the US and not allocated to any specific region. Therefore, geographic information is presented for total revenue only.

The following presents total revenues by geographic region:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
United States	$39,381	$21,092
International	3,572	2,716

Total	$42,953	$23,808

One customer accounted for 20% and 25% of total revenue in the three months ended June 30, 2008 and 2007, respectively. One customer accounted for 21% of accounts receivable, net at June 30, 2008, and one customer accounted for 11% of accounts receivable, net at March 31, 2008.

13. Subsequent Events

On July 31, 2008, the Board of Directors of the Company approved the investment of up to $10 million for the purchase of shares of the Company’s common stock in the open market under a stock repurchase program, subject to applicable securities laws, rules and regulations. The shares may be repurchased at the Company’s discretion from time to time in the open market. Such purchases will be made at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended March 31, 2008.

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

The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31 and March 31. Our current fiscal year, which we refer to as fiscal 2009, will end on March 31, 2009.

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

During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, through March 31, 2008, the Company was recognizing all of the hardware and support revenue from transactions that included software support during the month of March 2007 as product revenue ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for these March 2007 transactions based on actual renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 312 employees at March 31, 2007 to 451 employees at March 31, 2008 and to 492 employees at June 30, 2008. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

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

With the exception of the discussion noted below a description of our critical accounting policies that involve significant management judgment appears in our 2008 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

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

Our sales are comprised of multiple elements, which include hardware, software and PCS. We allocate revenue to the delivered elements of the sale, typically hardware and software, using the residual method. Under the residual method, we defer revenue from the sale equivalent to the VSOE of the fair value of the PCS and apply any discounts to the delivered elements in accordance with the provisions of SOP 97-2, as amended by SOP 98-9. VSOE of the fair value of PCS within a sale is based upon stated renewal rates included within the evidence of the arrangement with the customer. In circumstances where the arrangement does not include stated renewal rates, VSOE of fair value of PCS is based on actual renewal rates for separate sales of PCS to other customers.

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

During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, through March 31, 2008, the Company was recognizing all of the hardware and support revenue from transactions that included software support during the month of March 2007 as product revenue ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for these March 2007 transactions based on actual renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions.

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Change in
Types of Revenue:	2008	2007	$	%
Product	$39,924	$23,123	$16,801	73%
As % of total revenue	92.9%	97.1%
Support	3,029	685	2,344	342%
As % of total revenue	7.1%	2.9%

Total revenue	$42,953	$23,808	$19,145	80%

	Three Months Ended June 30,		Change in
Revenue by geography:	2008	2007	$	%
United States	$39,381	$21,092	$18,289	87%
As % of total revenue	91.7%	88.6%
International	3,572	2,716	856	32%
As % of total revenue	8.3%	11.4%

Total revenue	$42,953	$23,808	$19,145	80%

Our total revenue increased by $19.1 million, or 80%, to $43.0 million in the first quarter of fiscal 2009 from $23.8 million in the first quarter of fiscal 2008. Product revenue increased by $16.8 million, or 73%, to $39.9 million in the first quarter of fiscal 2009 from $23.1 million in the first quarter of fiscal 2008. The increases in fiscal 2009 were principally due to an increase in repeat sales to existing customers and the expansion of our customer base. Revenue in the first quarter of fiscal 2009 also benefited from the recognition of $2.8 million of deferred revenue associated with certain March 2007 transactions that we were previously recognizing on a ratable basis. The $2.8 million includes $2.2 million associated with the establishment of VSOE of fair value of PCS for the March 2007 transactions during the first quarter of fiscal 2009. Revenue from our existing customers represented 88% of total revenue in the first quarter of 2009 as compared to 79% of total revenue in the respective prior year period. We increased the number of our sales and marketing personnel to 167 at June 30, 2008, from 123 at June 30, 2007, which contributed to our ability to expand our customer base.

Support revenue increased by $2.3 million to $3.0 million in the first quarter of fiscal 2009 from $685,000 in the first quarter of fiscal 2008. The $2.3 million increase in support revenue in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, is primarily attributable to recognition of software support following our establishment of VSOE of fair value of PCS in the first quarter of fiscal 2008, an increase in our premium warranty agreements and an increase in our support renewals.

In the three months ended June 30, 2008, we derived 86% of our total revenue from direct sales to customers, compared to 78% in the three months ended June 30, 2007. The increase in direct sales as a percentage of revenue in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 reflects our increased focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. We increased the number of our direct sales personnel to 153 at June 30, 2008 from 113 at June 30, 2007. We generated 8% of our total revenue from shipments to international locations compared to 11% in the three months ended June 30, 2007.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2008	2007	$	%
Cost of product revenue	$14,021	$8,110	$5,911	73%
As % of product revenue	35%	35%
Cost of support revenue	1,006	216	790	366%
As % of support revenue	33%	32%

Total cost of revenue	15,027	8,326	6,701	80%

Gross profit	$27,926	$15,482	$12,444	80%
Gross margin	65%	65%

Cost of revenue increased by $6.7 million, or 80%, to $15.0 million in the first quarter of fiscal 2009 from $8.3 million in the first quarter of fiscal 2008 primarily due to increased product shipments.

Cost of product revenue increased by $5.9 million, or 73%, to $14.0 million in the first quarter of fiscal 2009 from $8.1 million in the first quarter of fiscal 2008, which was in line with the 73% increase in our product revenue during the same period.

Cost of support revenue increased by $790,000, or 366%, to $1.0 million in the first quarter of fiscal 2009 from $216,000 in the first quarter of fiscal 2008 primarily due to increased personnel cost and outside vendor cost required to support premium and extended warranties.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2008	2007	$	%
Research and development	$10,157	$7,807	$2,350	30%
As % of total revenue	24%	33%

Our research and development expense increased by $2.4 million, or 30%, to $10.2 million in the first quarter of fiscal 2009 from $7.8 million in the first quarter of fiscal 2008. The increase in fiscal 2009 was primarily due to increases in research and development personnel to 176 employees at June 30, 2008 from 130 employees at June 30, 2007 resulting in an increase in employee compensation and related cost.

As a percentage of our total revenue, research and development expense decreased to 24% in the first quarter of fiscal 2009 from 33% in the first quarter of fiscal 2008. This percentage decrease is attributable principally to the significant increase in our total revenue, which grew at a higher rate than our research and development expenses in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Of the $2.4 million increase in research and development expense in the first quarter of fiscal 2009, salaries and employee-related benefits and allocated facilities/IT expense accounted for $1.8 million and $561,000, respectively.

We expect research and development expense to increase on an absolute dollar basis for the foreseeable future as we increase the number of our engineering personnel and continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2008	2007	$	%
Sales and marketing	$14,301	$10,457	$3,844	37%
As % of total revenue	33%	44%

Our sales and marketing expense increased by $3.8 million, or 37%, to $14.3 million in the first quarter of fiscal 2009 from $10.5 million in the first quarter of fiscal 2008. This increase reflects in part the increase in sales and marketing personnel to 167 employees at June 30, 2008 from 123 employees at June 30, 2007.

As a percentage of our total revenue, sales and marketing revenue decreased to 33% in the three months ended June 31, 2008, from 44% in the three months ended June 30, 2007 principally due to the significant increase in our total revenue, which grew at a higher rate than our sales and marketing expense in the first quarter of fiscal 2009.

Of the $3.8 million increase in sales and marketing expense in the first quarter of fiscal 2008, salaries and employee-related benefits, travel and commission expense accounted for $2.2 million, $785,000, and $691,000, respectively.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2008	2007	$	%
General and administrative	$3,373	$2,054	$1,319	64%
As % of total revenue	8%	9%

Our general and administrative expense increased by $1.3 million, or 64%, to $3.4 million in the first quarter of fiscal 2009 from $2.1 million in the first quarter of fiscal 2008. This increase reflects in part the increase in general and administrative personnel to 57 employees at June 30, 2008 from 37 employees at June 30, 2007.

As a percentage of our total revenue, general and administrative expenses decreased to 8% in the first quarter of fiscal 2009 from 9% in the first quarter of fiscal 2008 principally due to the significant increase in our total revenue, which grew at a higher rate than general and administrative expense in the first quarter of fiscal 2009.

The $1.3 million increase in general and administrative expense in the first quarter of fiscal 2009 is primarily due to a $448,000 increase in payroll related costs as a result of increased headcount. The remainder of the increase relates primarily to higher professional fees and allocated infrastructure costs.

Other Income, net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change in
	2008	2007	$	%
Other income (expense), net:
Interest income	$778	$448	$330	74%
Interest expense	(17)	(297)	280	(94)%
Other, net	(8)	31	(39)	(126)%

Total other income (expense), net:	$753	$182	$571	314%

Other income, net increased by $571,000, or 314%, to $753,000 in the first quarter of fiscal 2009 from $182,000 in the first quarter of fiscal 2008. The increase in other income, net in the three months ended June 30, 2008 compared to the same period in the prior year relates to higher interest income due to higher average cash and investment balances during the first quarter of fiscal 2009 compared to the same period in the prior year. In addition, interest expense decreased due to lower debt balances in the first quarter of fiscal 2009 compared to the same period in the prior year.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	June 30, 2008	March 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$62,642	$97,585	$(34,943)
Short-term investments	45,103	18,058	27,045

Total	$107,745	$115,643	$(7,898)

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government and agency obligations, municipal bonds and commercial paper.

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

On July 31, 2008, the Board of Directors of the Company approved the investment of up to $10 million for the purchase of shares of the Company’s common stock in the open market under a stock repurchase program, subject to applicable securities laws, rules and regulations. The shares may be repurchased at the Company’s discretion from time to time in the open market. Such purchases will be made at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations.

We have a term loan agreement with a venture lending firm under which borrowings were available through March 31, 2006. On May 30, 2008, we entered into a loan and security agreement with a commercial bank, which provides for a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collaterized by all of our assets with the exception of intellectual property. Our revolving line of credit agreement expires on May 29, 2009 and it contains a financial covenant that requires us to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, we are required to maintain a quick ratio of at least 1.25 to 1.0. We were in compliance with these financial covenants as of June 30, 2008. The interest rate on the line of credit equals, at our election, either the lender’s variable prime rate, or LIBOR, plus 200 basis points for the applicable period in effect at the time of the borrowing. As of June 30, 2008, we had $447,000 outstanding for notes payable under our term loan agreement. There have been no borrowings under the revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(1,170)	$(5,697)
Net cash used in investing activities	(29,382)	(5,565)
Net cash provided by (used in) financing activities	(4,391)	2,718

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

Net cash used in operating activities was $1.2 million and $5.7 million in the first three months of fiscal 2009 and 2008, respectively. The $4.5 million decrease in net cash used in operating activities in the first three months of fiscal 2009 from the first three months of fiscal 2008 was primarily attributable to net income of $678,000 in the first three months of fiscal 2009 versus a net loss of $4.7 million in the comparable prior year period and an increase in our non-cash expenses such as depreciation and amortization, bad debt expense and stock-based compensation expense offset by an increase in inventory in the first three months of fiscal 2009 compared to the first three months of fiscal 2008.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth. Net cash used in investing activities was $29.4 million and $5.6 million in the first three months of fiscal 2009 and 2008, respectively.

The $23.8 million increase in net cash used in investing activities in the first three months of fiscal 2009 from the first three months of fiscal 2008 was primarily attributable to an increase in purchases of short-term investments of $19.3 million and a $1.7 million increase in capital expenditures offset by a decrease in the sale and maturity of short-term investments of $2.8 million. The purchases of property and equipment in the first three months of fiscal 2009 were due to an increase in our headcount and purchases related to the continual build out of our infrastructure to support our growth.

We expect that in the remainder of fiscal 2009 we will continue to invest in our infrastructure and in test and development equipment to support our research and development efforts.

Cash Flows from Financing Activities

Prior to our IPO in November 2007, we financed our operations primarily with net proceeds from private sales of convertible preferred stock totaling $183 million and borrowings under various debt arrangements with aggregate proceeds of $14.7 million, including the $447,000 outstanding at June 30, 2008.

Net cash used in financing activities in the first three months of fiscal 2009 was $4.4 million as compared to net cash provided by financing activities of $2.7 million for the same period of fiscal 2008 due primarily to a $4 million repayment of our line of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2008:

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	9,283	1,396	3,550	2,972	1,365
Non-cancellable inventory purchase commitments	18,129	18,129	—	—	—

Total	$27,412	$19,525	$3,550	$2,972	$1,365

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of June 30, 2008, we believe that our exposure related to these guarantees and indemnities as of June 30, 2008 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

Foreign Currency Risk

Most of our sales contracts are denominated in United States dollars, and therefore, our reported revenue historically has not been subject to foreign currency risk. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the British Pound, the Euro, the Swiss Franc, the Japanese Yen and, to a lesser extent, the Korean Won and the Chinese Yuan.

Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our reported operating results and cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $62.6 million at June 30, 2008. These amounts were invested primarily in money market funds and commercial paper. We believe that our cash and cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash and cash equivalents at June 30, 2008, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $1.0 million over a one year period.

Short-term investments consist of United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at June 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$33,352	$33,088	$32,824	$32,298	$32,562
Municipal bonds	5,192	5,175	5,157	5,122	5,139
Commercial paper	4,008	3,999	3,990	3,971	3,981
Corporate debt securities	3,167	3,149	3,132	3,097	3,114

Total short-term investments	$45,719	$45,411	$45,103	$44,488	$44,796

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$33,878	$33,352	$32,824	$31,772	$32,298
Municipal bonds	5,227	5,192	5,157	5,087	5,122
Commercial paper	4,026	4,008	3,990	3,953	3,971
Corporate debt securities	3,202	3,167	3,132	3,062	3,097

Total short-term investments	$46,333	$45,719	45,103	$43,874	$44,488

At June 30, 2008, we had $447,000 in outstanding principal under our subordinated term loan agreement, which bears interest at the three year Treasury Note rate plus applicable margins, which were fixed at the time of advance. Because of the fixed nature of our interest payments on this outstanding balance, we do not have rising interest rate exposure to our existing obligations. However, we could be exposed to increased interest rate risk if we make borrowings under our revolving line of credit.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business and Industry

We have a history of annual losses and we may not be able to sustain profitability.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. We recorded a net loss of $10.1 million, $15.5 million and $16.3 million in fiscal 2008, 2007 and 2006, respectively. As of June 30, 2008, our accumulated deficit was $173.3 million. During fiscal 2009, we expect to significantly increase expenditures in connection with the expansion of our business, including the hiring of additional direct sales and engineering personnel. In addition, as a public company, we anticipate that we will incur additional legal, auditing, accounting and other expenses resulting from regulatory requirements that did not apply to us as a private company. As a result of these increased expenditures, we will be required to increase our revenue substantially in order to sustain profitability in future fiscal periods.

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

In any quarter, our revenue may be largely attributable to a single customer’s orders. For example, in the first quarter of fiscal 2009, 20% of our revenue was attributable to sales to one customer. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:

•

reductions in customers’ budgets for information technology purchases and delays in their budgeting and purchasing cycles, given current economic conditions, could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage requirements and IT infrastructures;

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

Beginning in March 2007, in connection with sales of our products, we began offering our customers post-contract customer support, which we refer to as PCS, that includes obligations to provide unspecified software upgrades and enhancements to our customers on a when-and-if-available basis. Thus, beginning with the first quarter of fiscal 2008, we began recognizing software support revenue ratably over the term of our software support contract, rather than recognizing the entire arrangement at the time of shipment or installation as we had done previously, provided that the remaining revenue recognition criteria were satisfied. As a result of this change to our business model, and because revenue in the first quarter of fiscal 2009 benefited from the recognition of an incremental $2.2 million of deferred revenue associated with the establishment of VSOE on March 2007 transactions that we were previously recognizing on a ratable basis, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, particularly the growth in our revenue in absolute dollars on a year-over-year basis, as an indication of our future performance. In addition, if for whatever reason we are unable to maintain vendor-specific objective evidence, or VSOE, of the fair value of our software support, decide to discontinue offering PCS or otherwise change our business model, it could further complicate period-to-period comparisons of our operating results.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. From March 31, 2004 to June 30, 2008, our number of employees increased from 139 to 492, and we currently anticipate hiring additional employees in future periods. We have also expanded the geographic scope of our business during that period, including the recent establishment of research and development operations in Northern Ireland. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with vendors in select international markets. Continued growth in the size and scope, including the geographic scope, of our business operations will require substantial management attention with respect to recruiting, hiring, integrating and retaining highly skilled and motivated individuals; managing increasingly dispersed geographic locations and facilities; establishing an integrated information technology infrastructure; and establishing company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization but that address both U.S. and international regulatory and legal requirements. If we are not successful in effectively managing any future growth, it could harm our business, operating results and financial condition.

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

The lock-up agreements that most of our stockholders entered into at the time of our IPO expired on May 24, 2008. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market that were subject to such lock-up agreements or that otherwise become freely tradable upon the expiration of other legal restrictions on resale, the trading price of our common stock could decline.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On May 9, 2008 we issued an aggregate of 19,948 shares of common stock upon net issuance exercise of warrants to purchase 20,000 shares of our common stock at an exercise price of $0.02 per share originally issued to a lender. We received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
10.25*	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated May 30, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.25 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: August 13, 2008

3PAR Inc.

By:	/s/ Adriel G. Lares
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.25*	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated May 30, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Exhibit 10.25 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.