Form 10-Q
period 2008-09-30
3PAR Inc.
filed 2008-11-12
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at October 31, 2008 was: 60,989,655

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$48,376	$97,585
Short-term investments	59,948	18,058
Accounts receivable, net	33,173	34,596
Inventory	26,081	18,057
Deferred cost	5,083	4,273
Prepaid and other current assets	2,051	2,077

Total current assets	174,712	174,646
Property and equipment, net	18,235	14,781
Deferred cost, non-current	—	251
Other non-current assets	131	156

Total assets	$193,078	$189,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$4,000
Accounts payable	12,324	12,527
Accrued compensation and benefits	10,995	11,651
Other accrued liabilities	4,909	5,020
Deferred revenue	30,588	26,051
Accrued warranty	3,453	3,371
Current portion of notes payable	—	883

Total current liabilities	62,269	63,503
Accrued warranty, non-current	2,840	2,813
Deferred revenue, non-current	5,915	5,945
Other long-term liabilities	1,143	1,173

Total liabilities	72,167	73,434

Commitments and contingencies (Note 11)
Stockhoders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2008 and March 31, 2008; No shares issued and outstanding at September 30, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2008 and March 31, 2008; 60,985,227 and 60,539,612 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	61	61
Additional paid-in capital	295,675	290,558
Stockholders’ notes receivable	—	(36)
Deferred stock-based compensation	(66)	(186)
Accumulated other comprehensive loss	(264)	(15)
Accumulated deficit	(174,495)	(173,982)

Total stockholders’ equity	120,911	116,400

Total liabilities and stockholders’ equity	$193,078	$189,834

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$41,427	$26,775	$81,351	$49,898
Support	3,720	1,206	6,749	1,891

Total revenue	45,147	27,981	88,100	51,789

Cost of revenue:
Product	14,551	9,126	28,572	17,236
Support	1,157	239	2,163	455

Total cost of revenue (1)	15,708	9,365	30,735	17,691

Gross profit	29,439	18,616	57,365	34,098
Operating expenses:
Research and development (1)	12,034	8,909	22,191	16,716
Sales and marketing (1)	15,078	9,936	29,379	20,393
General and administrative (1)	3,747	2,212	7,120	4,266

Total operating expenses	30,859	21,057	58,690	41,375

Loss from operations	(1,420)	(2,441)	(1,325)	(7,277)
Other income (expense), net:
Interest income	718	390	1,496	838
Interest expense	(168)	(320)	(185)	(617)
Other, net	(425)	46	(433)	77

Total other income, net	125	116	878	298

Loss before income tax benefit (provision)	(1,295)	(2,325)	(447)	(6,979)
Income tax benefit (provision)	104	(38)	(66)	(68)

Net loss	$(1,191)	$(2,363)	$(513)	$(7,047)

Other comprehensive loss:
Net loss	$(1,191)	$(2,363)	$(513)	$(7,047)
Unrealized gain (loss) on short-term investments, net	5	17	(249)	—

Comprehensive loss	$(1,186)	$(2,346)	$(762)	$(7,047)

Net loss per common share, basic and diluted	$(0.02)	$(0.13)	$(0.01)	$(0.38)

Shares used to compute basic and diluted net loss per common share	60,608	18,534	60,421	18,431

(1) Includes stock-based compensation as follows:
Cost of revenue	$66	$36	$114	$79
Research and development	551	155	1,004	410
Sales and marketing	722	266	1,277	412
General and administrative	372	182	603	278

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(513)	$(7,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,721	1,449
Stock-based compensation expense	2,998	1,179
Non-cash interest expense	—	38
Accretion of purchase discounts on short-term investments, net	(25)	(328)
Provision for doubtful accounts	351	60
Writedown for excess and obsolete inventory	710	255
Changes in assets and liabilities:
Accounts receivable	1,072	(5,710)
Inventory	(8,770)	661
Deferred cost	(559)	(641)
Prepaid expenses and other current assets	26	(2,582)
Other non-current assets	25	1
Accounts payable	821	(536)
Accrued liabilities	(516)	457
Deferred revenue	4,507	6,769
Accrued warranty	109	402
Other long-term liabilities	(30)	133

Net cash provided by (used in) operating activities	2,927	(5,440)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	7,123	21,495
Proceeds from sales of short-term investments	800	—
Purchases of short-term investments	(50,037)	(20,363)
Purchase of property and equipment	(7,199)	(2,731)

Net cash used in investing activities	(49,313)	(1,599)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,171	184
Repurchase of shares of unvested common stock	(111)	(8)
Proceeds from line of credit	—	6,500
Repayments on line of credit	(4,000)	(2,500)
Repayment of notes payable	(883)	(798)

Net cash provided by (used in) financing activities	(2,823)	3,378

Net change in cash and cash equivalents	(49,209)	(3,661)
Cash and cash equivalents, beginning of period	97,585	16,722

Cash and cash equivalents, end of period	$48,376	$13,061

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

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2008, and the consolidated results of its operations for the three and six months ended September 30, 2008 and 2007, and the consolidated cash flows for the six months ended September 30, 2008 and 2007. The results of operations for the three and six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended September 30, 2008 that are of significance or potential significance to the Company.

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

Recent Accounting Pronouncements

In March 2008, Financial Accounting Standard Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company is required to adopt SFAS 161 effective April 1, 2009. SFAS 161 does not change the accounting treatment for derivative instruments and therefore, the Company does not expect the adoption of SFAS 161 to have a material effect on its financial position, results of operations, or cash flows.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s financial position, results of operations, or cash flows.

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

EITF No. 03-6 requires net loss attributable to common stockholders for the period to be allocated to common stock and participating securities to the extent that the securities are required to share in the losses. The Company’s redeemable convertible preferred stock did not have a contractual obligation to share in losses of the Company. Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including options, common stock subject to repurchase, contingently issuable common stock, warrants and redeemable convertible preferred stock.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of net loss per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,191)	$(2,363)	$(513)	$(7,047)

Denominator:
Weighted average number of shares outstanding	60,608	18,534	60,421	18,431

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.01)	$(0.38)

The following potential shares of common stock (prior to application of treasury method) outstanding at September 30, 2008 and 2007 were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	September 30,
	2008	2007
	(in thousands)
Options to purchase common stock	7,693	5,740
Unvested restricted stock awards	350	—
Employee stock purchase plan	560	—
Common stock subject to repurchase	159	657
Warrants to purchase common stock	80	337
Redeemable convertible preferred stock (as converted basis)	—	33,257

	8,842	39,991

3.	Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	September 30, 2008	March 31, 2008
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$33,742	$34,823
Less: Allowance for doubtful accounts	(569)	(227)

Total	$33,173	$34,596

	September 30, 2008	March 31, 2008
	(in thousands)
Inventory
Raw materials	$17,791	$8,725
Work in process	4,737	5,696
Finished goods	3,553	3,636

Total	$26,081	$18,057

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

4.	Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$39,178	$3	$(162)	$39,019
Municipal bonds	6,154	1	(1)	6,154
Commercial paper	9,189	—	(2)	9,187
Corporate debt securities	5,691	—	(103)	5,588

Total short-term investments	$60,212	$4	$(268)	$59,948

	March 31, 2008
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,506	$7	$—	$7,513
Municipal bonds	5,194	—	(23)	5,171
Commercial paper	4,567	—	—	4,567
Corporate debt securities	806	1	—	807

Total short-term investments	$18,073	$8	$(23)	$18,058

As of September 30, 2008, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	September 30, 2008
Due in	Cost Basis	Fair Value
	(in thousands)
Less than 1 year	$42,404	$42,315
1 to 2 years	2,617	2,545
2 to 5 years	15,191	15,088

Total short-term investments	$60,212	$59,948

	March 31, 2008
Due in	Cost Basis	Fair Value
	(in thousands)
Less than 1 year	$10,470	$10,469
1 to 2 years	2,602	2,586
2 to 5 years	5,001	5,003

Total short-term investments	$18,073	$18,058

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The Company invests in securities that are rated investment grade or better. The unrealized losses at September 30, 2008 on the Company’s investments are due to the current volatility in the credit markets. At September 30, 2008, none of these securities have been in a continuous unrealized loss position for more than 12 months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of cumulative other comprehensive loss in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of money market fund deposits, municipal bonds, commercial paper, United States government and agency securities, and corporate debt securities, that are traded in active markets with sufficient volume and frequency of transactions.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, the Company had no financial assets or liabilities for which fair value was determined using Level 2 inputs.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of September 30, 2008, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)
Description
Cash equivalents:
Money market funds	$5,348
United States Government and agency securities	3,980
Commercial paper	1,499
Short-term investments:
United States Government and agency securities	39,019
Municipal bonds	6,154
Commercial paper	9,187
Corporate debt securities	5,588

$70,775

6.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	September 30, 2008	March 31, 2008
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$25,351	$21,344
Computer software	5 years	2,797	2,211
Machinery and equipment	3-5 years	2,612	1,715
Furniture and fixtures	7 years	2,166	1,913
Leasehold improvements	Shorter of lease term or 5 years	8,174	7,804

		41,100	34,987
Less: accumulated amortization and depreciation		(22,865)	(20,206)

Total		$18,235	$14,781

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

7.	Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2008	March 31, 2008
	(in thousands)
Deferred Revenue
Product	$19,726	$15,810
Support	10,862	8,132
Ratable product and related support	—	2,109

Total deferred revenue, current	30,588	26,051
Support, non-current	5,915	4,894
Ratable product and related support, non-current	—	1,051

Total deferred revenue, non-current	5,915	5,945

Total deferred revenue	$36,503	$31,996

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

Deferred support revenue primarily represents customer billings in excess of revenue recognized for PCS contracts, which the Company is legally entitled to invoice and collect. Revenue is recognized ratably over the support period, which typically ranges from one to three years.

The Company’s sales are comprised of multiple elements, which include hardware, software and PCS. Deferred ratable product and related support revenue consisted of March 2007 transactions where VSOE of fair value of PCS had not been established and the entire arrangement fee was being recognized ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for the March 2007 transactions that had been previously deferred based on renewal rates for separate sales of PCS to other customers. Accordingly, the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions and recognized $2.8 million of revenue associated with the March 2007 transactions in the first quarter of fiscal 2009. At September 30, 2008, the deferred PCS revenue of $312,000 associated with these transactions is included in deferred support revenue and will be recognized ratably over the life of the remaining contract period.

8.	Debt Obligations and Line of Credit

Notes Payable

In June 2005 and under amendments through March 2008, the Company entered into a loan and security agreement with a financial institution for borrowings of up to $6.0 million (the “Notes Payable”). The borrowings were available through March 31, 2006. Borrowings under this agreement bore interest at the 3-year Treasury Note rate plus 5.97%, fixed at the time of each advance. The interest payable on these notes ranged from 9.66% to 10.28% per annum. The Company borrowed an aggregate of $4.0 million on three notes through March 31, 2006. Each note was repayable ratably over a 30-month-period from the date of the borrowing. The final payment on the notes was made in September 2008.

Line of Credit

In connection with the Notes Payable, the Company was granted an additional $6.0 million revolving line of credit which provided for borrowings of up to 80% of eligible domestic accounts receivable. In fiscal 2007, the Company was extended an additional $6.0 million under its revolving line of credit and the total borrowing capacity was increased to $12.0 million. The line of credit bore interest at a variable rate which was linked to the prime lending rate. Under the terms of the revolving line of credit the Company was required to maintain a minimum tangible net worth level of $1.5 million plus 50% of all issuances of new equity or subordinated debt after September 30, 2007. The Company was in compliance with this requirement at March 31, 2008 and through the expiration date of May 30, 2008.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The revolving line of credit was repaid in full in April 2008. Prior to the expiration of the revolving line of credit on May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The Company was in compliance with these financial covenants as of September 30, 2008. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate or (ii) LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. The revolving line of credit expires on May 29, 2009. To date there have been no borrowings under the revolving line of credit.

The revolving line of credit is collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

9.	Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. The Company’s tax provision relates primarily to alternative minimum tax (“AMT”) in the United States (“U.S.”) and provisions for income tax related to the Company’s international subsidiaries.

During the three and six months ended September 30, 2008, the Company recorded a net income tax benefit of $104,000 and an income tax provision of $66,000, respectively. The net income tax benefit for the three months ended September 30, 2008 was primarily due to recognition of a benefit of $181,000 during the second quarter of fiscal 2009 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). This amount was offset in part by a provision of $77,000 for state income taxes. The Act, signed into law in July 2008, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on fixed assets placed into service through the six months ended September 30, 2008.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer's taxable income. The Company incorporated the impact of this new law to the income tax provision during the second quarter of fiscal 2009. As a result, only 50% of California tax liability was off-set by the available state research & development tax credit carryover, yielding $75,000 of tax liability for the second quarter of fiscal 2009.

On October 3, 2008, the United States enacted a law, “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008.” Under this act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The Company anticipates no impact to its effective tax rate or tax provision in the third quarter of fiscal 2009 as the result of this law change due to the Company’s valuation allowance.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

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

The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.

10.	Share Based Payments

Stock-Based Benefit Plans:

2007 Equity Incentive Plan: The Company adopted the Amended and Restated 2007 Equity Incentive Plan (“2007 Plan”) subsequent to stockholder approval at the Company’s annual stockholder meeting in September 2008. This plan was implemented to amend the Company’s 2007 Equity Incentive Plan, which was adopted in October 2007, to include limitations to the number of shares that may be granted on an annual basis through individual awards. Additionally, the 2007 Plan allows the inclusion in awards of specific performance objectives upon achievement of which certain awards will vest or be issued, which in turn will allow the Company to be eligible to receive income tax deductions under Section 162(m) of the Internal Revenue Code.

The maximum aggregate number of shares that may be issued under the 2007 Plan is 10,375,000 shares, plus an automatic increase on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lesser of (A) five million shares of the Company’s common stock, (B) five percent of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or (C) such number of shares of the Company’s common stock determined by the Company’s board of directors. In accordance with these provisions, on April 1, 2008 the number of shares available for issuance under the plan was increased by 3.0 million shares.

The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. The 2007 Plan provides that a participant may not receive options for more than 1,000,000 shares in any fiscal year, except in connection with his or her initial service with the Company, in which case he or she may be granted an option covering up to an additional 4,000,000 shares. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally vest at the rate of 25% on each anniversary of the date of service contingent upon employment with the Company and expire no later than ten years after the date of grant. As of September 30, 2008, there were 11.0 million shares available for future issuance under the 2007 Plan.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Under the ESPP Plan, the Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period except for the first offering period, which commenced in November 2007 and had its first purchase date on August 1, 2008. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the applicable offering period or the purchase date. If the fair market value of the common stock on any purchase date in an offering period is lower than the fair market value of the common stock on the first trading day of the offering period, then all participants in the offering period will be automatically withdrawn from the offering period immediately after the stock has been purchased on the purchase date and automatically re-enrolled in the immediately following offering period. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and results in compensation expense. Through September 30, 2008, the Company has issued 214,852 shares under the ESPP Plan. As of September 30, 2008, there were 2.5 million shares available for future issuance under the ESPP Plan.

During the three months ended September 30, 2008, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company recognized $59,000 incremental stock-based compensation in the three months ended September 30, 2009 and will recognize $118,000 of additional stock-based compensation over the remaining vesting period of four months.

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

Stock Option Activity:

Activity with respect to outstanding stock options for the first half of fiscal 2009 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2008	6,417,924	5.69
Options granted	1,826,335	8.89
Options exercised	(238,251)	6.57
Options cancelled	(312,993)	7.80

Balance at September 30, 2008	7,693,015	$6.34

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Restricted Stock Unit Awards:

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for the first half of fiscal 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of March 31, 2008	—	$—
Granted	350,000	7.50

Balance as of September 30, 2008	350,000	$7.50

During the three months ended September 30, 2008, the Company awarded non-vested restricted stock units to its officers and certain senior-level employees under the 2007 Plan. The shares will be released to the recipients on July 21, 2009, the day the restricted stock units vest. If a participant terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

Fair Value Disclosures:

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Employee Stock Options
Risk-free interest rate	3.10%	4.46%	2.85%	4.58%
Expected life (years)	4.12	4.32	4.11	4.33
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	51.2%	42.0%	51.6%	42.0%

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
Employee Stock Purchase Plan[1]
Risk-free interest rate	1.36%	1.36%
Expected life (years)	0.75	0.75
Dividend yield	0.00%	0.00%
Expected volatility	48.0%	48.0%

[1]

The Employee Stock Purchase Plan was adopted during the third quarter of fiscal 2008. Subsequent to the adoption, rights to purchase shares are only granted during the second and fourth quarters of each fiscal year.

The risk-free interest rate for the expected term of the option is based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that share-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given the Company’s limited operating history, comparable companies from a representative peer group selected on industry data were used to determine the expected term. The computation of expected volatility was based on the historical volatility of the Company and comparable companies from a representative peer group selected based on industry data. As required by SFAS No. 123 (revised 2004), Share-Based Payment, management made an estimate of expected forfeitures and is recognizing stock-based compensation costs only for those equity awards that the Company expects to vest.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Shares Subject to Repurchase:

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of September 30, 2008 and March 31, 2008, a total of 158,781 shares and 410,275 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $107,000 and $329,000 as of September 30, 2008 and March 31, 2008, respectively, was recorded in accrued liabilities.

Activity with respect to non-vested shares subject to repurchase for the first half of fiscal 2009 is as follows:

Number of Shares
Non-vested as of March 31, 2008	410,275
Vested	(225,445)
Repurchased	(26,049)

Non-vested as of September 30, 2008	158,781

Stock Repurchase Program

On July 31, 2008, the board of directors of the Company approved the investment of up to $10 million for the purchase of shares of the Company’s common stock in the open market under a stock repurchase program, subject to applicable securities laws, rules and regulations. The shares may be repurchased at the Company’s discretion from time to time in the open market. Such purchases will be made at times and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of November 10, 2008, the Company has purchased 80,000 shares under this program at an average purchase price of $6.61 per share.

11.	Commitments

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of September 30, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2009 (remaining six months)	$919
2010	1,818
2011	1,732
2012	1,527
2013	1,445
Thereafter	1,365

Total minimum lease payments	$8,806

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

Changes in the warranty liability are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$6,086	$5,688	$6,184	$5,548
Provision	1,251	1,055	2,121	1,897
Settlements made	(1,044)	(793)	(2,012)	(1,495)

Ending balance	$6,293	$5,950	$6,293	$5,950

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	September 30, 2008	March 30, 2008
	(in thousands)
Current	$3,453	$3,371
Non-current	2,840	2,813

Total	$6,293	$6,184

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Noncancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $15.1 million and $13.6 million in noncancelable purchase commitments with these providers as of September 30, 2008 and March 31, 2008, respectively. The Company records a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts. As of September 30, 2008 and March 31, 2008, the liability for these purchase commitments was $258,000 and $295,000, respectively.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008 and March 31, 2008.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008 and March 31, 2008.

12.	Segment Information and Significant Customers

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available and which is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded that it operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the U.S.; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the U.S .and not allocated to any specific region. Therefore, geographic information is presented for total revenue only.

The following presents total revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
United States	$37,871	$23,634	$77,252	$44,726
International	7,276	4,347	10,848	7,063

Total	$45,147	$27,981	$88,100	$51,789

No customer represented 10% or more of total revenue in the three months ended September 30, 2008 and 2007. One customer represented 10% and 15% of total revenue in the six months ended September 30, 2008 and 2007, respectively. One customer accounted for 10% of accounts receivable, net at September 30, 2008, and one customer accounted for 11% of accounts receivable, net at March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements include, among other things, statements concerning our expectations regarding:

•	the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	fluctuations in our gross margins;

•	the effect of recent accounting pronouncements on our financial position, results of operations, and cash flows;

•	our future stock-based compensation charges;

•	our foreign exchange risk and our practices related to hedging those risks;

•	our future uncertain tax positions;

•	the impact of our storage solution on the total lifetime cost of storage for our customers;

•	the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	our future capital expenditures, including investments in our infrastructure and in test and development equipment to support our research and development efforts;

•	the availability of individuals with the specific skills required for key positions, as well as our ability to attract, hire and retain required employees and key personnel;

•	our future hiring of substantial additional personnel and the impact such hiring may have on our business, growth and competitive position;

•	the future yield on our investment portfolio;

•	the sufficiency of our existing cash balances to meet our future capital requirements;

•	the materiality of our exposure related to contractual guarantees and indemnities;

•	the materiality of the exposure of our cash equivalents to changes in value and the projected value of our investment portfolio;

•	future changes in competitive practices and landscape in our industry;

•	our future reliance on establishing relationships with resellers and authorized service providers to sell, service and support our products in select markets;

•	our continued investments in international markets and our expansion strategies in those markets;

•	the contribution of international sales as a percentage of our total revenue on an annual basis;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements are based on our management’s beliefs and assumptions, and on information currently available to our management, as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, through March 31, 2008, the Company was recognizing all of the product and support revenue from transactions that included software support during the month of March 2007 as product revenue ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for these March 2007 transactions based on renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions.

As a result of the implementation of our software support model in March 2007, our support revenue has increased significantly. Consequently comparing the elements of our revenue on a period-to-period basis may not be meaningful and should not be relied upon as an indication of our future performance.

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

Prior to March 2007, we recognized all our hardware and software warranty costs as cost of product revenue at the time of revenue recognition based on our estimated time and material costs of providing hardware and software warranty support. In March 2007, during the implementation of our software support model, we deferred all hardware related costs associated with product sales bundled with software support for which we had not been able to establish VSOE of fair value at the outset of the arrangement. The hardware related costs associated with these sales were recognized ratably together with the product revenue until the first quarter of fiscal 2009 when we established VSOE of fair value of PCS for the March 2007 transactions and recognized the remaining product costs associated with the revenue recognized. We no longer incur software warranty cost beginning March 2007, as this was replaced by our new software support sold together with our systems. For periods subsequent to March 2007, we continue to recognize hardware warranty costs as cost of product revenue at the time of revenue recognition.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 312 employees at March 31, 2007 to 451 employees at March 31, 2008 and to 533 employees at September 30, 2008. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as fees for professional services. Professional services consist of fees for outside legal, audit, compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and information technology consulting. We expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations implemented by the SEC, as well as additional insurance, investor relations and other costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances and short-term investments, interest expense on our outstanding debt and borrowings under our revolving line of credit, and losses or gains on remeasurement of non-United States dollar transactions into United States dollars. If we are successful in growing our international sales we may be subject to increased currency conversion risks because a larger portion of our sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper.

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

During the month of March 2007, the Company did not have VSOE of fair value for its new software support model. Accordingly, through March 31, 2008, the Company was recognizing all of the product and support revenue from transactions that included software support during the month of March 2007 as product revenue ratably over the support period of one to three years. During the first quarter of fiscal 2009, we established VSOE of fair value of PCS for these March 2007 transactions based on renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 we applied the residual method to the remaining deferred revenue associated with the March 2007 transactions.

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

Results of Operations for the Three and Six Months Ended September 30, 2008 and 2007

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
Types of Revenue:
Product	$41,427	$26,775	$14,652	55%	$81,351	$49,898	$31,453	63%
As % of total revenue	91.8%	95.7%			92.3%	96.3%
Support	3,720	1,206	2,514	208%	6,749	1,891	4,858	257%
As % of total revenue	8.2%	4.3%			7.7%	3.7%

Total revenue	$45,147	$27,981	$17,166	61%	$88,100	$51,789	$36,311	70%

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
Revenue by geography:
United States	$37,871	$23,634	$14,237	60%	$77,252	$44,726	$32,526	73%
As % of total revenue	83.9%	84.5%			87.7%	86.4%
International	7,276	4,347	2,929	67%	10,848	7,063	3,785	54%
As % of total revenue	16.1%	15.5%			12.3%	13.6%

Total revenue	$45,147	$27,981	$17,166	61%	$88,100	$51,789	$36,311	70%

Our total revenue increased by $17.2 million, or 61%, to $45.1 million in the three months ended September 30, 2008 from $28.0 million in the three months ended September 30, 2007, and by $36.3 million, or 70%, to $88.1 million in the six months ended September 30, 2008 from $51.8 million in the six months ended September 30, 2007. Product revenue increased by $14.7 million, or 55%, to $41.4 million in the three months ended September 30, 2008 from $26.8 million in the three months ended September 30, 2007, and by $31.5 million, or 63%, to $81.4 million in the six months ended September 30, 2008 from $49.9 million in the six months ended September 30, 2007. The increases in fiscal 2009 were principally due to an increase in repeat sales to existing customers and the expansion of our customer base. Revenue in the six months ended September 30, 2008 also benefited from the recognition of $2.8 million of deferred revenue associated with certain March 2007 transactions that we were previously recognizing on a ratable basis. Revenue from our existing customers represented 79% and 83% of total revenue in the three and six months ended September 30, 2008, respectively, as compared to 73% and 76% of total revenue in the three and six months ended September 30, 2007, respectively. We increased the number of our sales and marketing personnel to 178 at September 30, 2008, from 129 at September 30, 2007, which contributed to our ability to expand our customer base.

Support revenue increased by $2.5 million to $3.7 million in the three months ended September 30, 2008 from $1.2 million in the three months ended September 30, 2007, and by $4.9 million to $6.7 million in the six months ended September 30, 2008 from $1.9 million in the six months ended September 30, 2007. The increases in support revenue in the three and six months ended September 30, 2008 compared to the same periods in the prior year are primarily attributable to the growth in the installed base of our storage solutions, which resulted in a higher number of initial PCS, extended and premium warranty contracts and support renewals from existing customers.

In the three and six months ended September 30, 2008, we derived 73% and 79% of our total revenue from direct sales to customers, respectively, compared to 66% and 72% in the three and six months ended September 30, 2007. The increase in direct sales as a percentage of revenue in the fiscal 2009 periods compared to the fiscal 2008 periods reflects our increased focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. We increased the number of our direct sales personnel to 162 at September 30, 2008 from 118 at September 30, 2007.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
Cost of product revenue	$14,551	$9,126	$5,425	59%	$28,572	$17,236	$11,336	66%
As % of product revenue	35%	34%			35%	35%
Cost of support revenue	1,157	239	918	384%	2,163	455	1,708	375%
As % of support revenue	31%	20%			32%	24%

Total cost of revenue	15,708	9,365	6,343	68%	30,735	17,691	13,044	74%

Gross profit	$29,439	$18,616	$10,823	58%	$57,365	$34,098	$23,267	68%
Gross margin	65.2%	66.5%			65.1%	65.8%

Cost of revenue increased by $6.3 million, or 68%, to $15.7 million in the three months ended September 30, 2008 from $9.4 million in the three months ended September 30, 2007 and by $13.0 million, or 74%, to $30.7 million in the six months ended September 30, 2008 from $17.7 million in the six months ended September 30, 2007 primarily due to increased product shipments.

Cost of product revenue increased by $5.4 million, or 59%, to $14.6 million in the three months ended September 30, 2008 from $9.1 million in the three months ended September 30, 2007, compared to a 55% increase in our product revenue during the same period. Cost of product revenue increased by $11.3 million, or

66%, in the six months ended September 30, 2008 compared to a 63% increase in our product revenue during the same period. The decreases in our product margins in the three and six months ended September 30, 2008 are due primarily to inventory write-downs for excess and obsolescence of our S-Class platform inventory in anticipation of increased customer demand for our new T-Class InServ storage server.

Cost of support revenue increased by $918,000, or 384%, to $1.2 million in the three months ended September 30, 2008 from $239,000 in the three months ended September 30, 2007 and by $1.7 million, or 375%, to $2.2 million in the six months ended September 30, 2008 from $455,000 in the six months ended September 30, 2007 primarily due to increased personnel cost and outside vendor cost required to support the growth in our installed base as well as premium and extended warranties.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
Research and development	$12,034	$8,909	$3,125	35%	$22,191	$16,716	$5,475	33%
As % of total revenue	27%	32%			25%	32%

Our research and development expense increased by $3.1 million, or 35%, to $12.0 million in the three months ended September 30, 2008 from $8.9 million in the three months ended September 30, 2007and by $5.5 million, or 33% to $22.2 million in the six months ended September 30, 2008 from $16.7 million in the six months ended September 30, 2007. The increases in these periods were primarily due to increases in research and development personnel to 189 employees at September 30, 2008 from 137 employees at September 30, 2007 resulting in an increase in employee compensation and related cost.

As a percentage of our total revenue, research and development expense decreased to 27% and 25% in the three and six months ended September 30, 2008, respectively, from 32% in the three and six months ended September 30, 2007. This percentage decrease is attributable principally to the significant increase in our total revenue, which grew at a higher rate than our research and development expenses in the six months ended September 30, 2008.

Of the $3.1 million increase in research and development expense in the three months ended September 30, 2008, employee compensation and related benefits and allocated facilities/IT expense accounted for $2.3 million and $655,000, respectively. The remainder of the increase in the three months ended September 30, 2008 related to higher stock-based compensation and depreciation of research and development equipment partially offset by lower engineering equipment and prototype expenses. Of the $5.5 million increase in the six months ended September 30, 2008, employee compensation and related benefits, allocated facilities/IT expense and stock-based compensation accounted for $4.1 million, $1.2 million and $594,000, respectively. These higher expenses were partially offset by lower engineering equipment and prototype expenses.

We expect research and development expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase the number of our engineering personnel and devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
Sales and marketing	$15,078	$9,936	$5,142	52%	$29,379	$20,393	$8,986	44%
As % of total revenue	33%	36%			33%	39%

Our sales and marketing expense increased by $5.1 million, or 52%, to $15.1 million in the three months ended September 30, 2008 from $9.9 million in the three months ended September 30, 2007 and by $9.0 million, or 44%, to $29.4 million in the six months ended September 30, 2008 from $20.4 million in the six months ended September 30, 2007. This increase reflects in part the increase in sales and marketing personnel to 178 employees at September 30, 2008 from 129 employees at September 30, 2007.

As a percentage of our total revenue, sales and marketing revenue decreased to 33% in both the three and six months ended September 30, 2008, from 36% and 39% in the three and six months ended September 30, 2007, respectively, principally due to the significant increase in our total revenue, which grew at a higher rate than our sales and marketing expense in the six months ended September 30, 2008.

Of the $5.1 million increase in sales and marketing expense in the three months ended September 30, 2008, salaries, bonus and employee-related benefits, commission, advertising and allocated facilities/IT expense accounted for $1.3 million, $1.7 million, $502,000 and, $648,000, respectively. The remainder of the increase in the three months ended September 30, 2008 related to higher travel, recruiting and stock-based compensation. Of the $9.0 million increase in the six months ended September 30, 2008, employee compensation and related benefits, commission, travel, allocated facilities/IT expense and stock-based compensation accounted for $3.3 million, $2.0 million, $1.2 million, $1.2 million and $896,000, respectively.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
General and administrative	$3,747	$2,212	$1,535	69%	$7,120	$4,266	$2,854	67%
As % of total revenue	8%	8%			8%	8%

Our general and administrative expense increased by $1.5 million, or 69%, to $3.7 million in the three months ended September 30, 2008 from $2.2 million in the three months ended September 30, 2007 and by $2.9 million, or 67%, to $7.1 million in the six months ended September 30, 2008 from $4.3 million in the six months ended September 30, 2007. This increase reflects in part the increase in general and administrative personnel to 62 employees at September 30, 2008 from 38 employees at September 30, 2007. The remainder of the increase relates primarily to higher professional fees and allocated infrastructure costs.

As a percentage of our total revenue, general and administrative expenses remained constant at 8% in all periods presented.

Other Income, Net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2008	2007	$	%	2008	2007	$	%
Other income (expense), net:
Interest income	$718	$390	$328	84%	$1,496	$838	$658	79%
Interest expense	(168)	(320)	152	(48)%	(185)	(617)	432	(70)%
Other, net	(425)	46	(471)	(1,024)%	(433)	77	(510)	(662)%

Total other income (expense), net:	$125	$116	$9	8%	$878	$298	$580	195%

Other income, net increased by $9,000, or 8%, to $125,000 in the three months ended September 30, 2008 from $116,000 in the three months ended September 30, 2007 and by $580,000, or 195% to $878,000 in the six months ended September 30, 2008 from $298,000 in the six months ended September 30, 2007. The increase in other income, net in the three and six months ended September 30, 2008 compared to the same periods in the prior year relate to higher interest income due to higher average cash and investment balances during fiscal 2009 compared to the same periods in the prior year. Additionally, interest expense decreased due to lower debt balances in the fiscal 2009 periods compared to the prior year. The increases in other income, net were partially offset by foreign currency losses of $425,000 and $5,000 in the three and six months ended September 30, 2008, respectively, primarily related to our British Pound denominated accounts receivable.

In light of the current turmoil in the financial markets, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect that the yield on our investment portfolio will decrease in the near term.

Income Tax Benefit (Provision)

We recorded an income tax benefit of $104,000 and an income tax provision of $66,000, respectively, for the three and six months ended September 30, 2008 and a provision of $38,000 and $68,000, respectively, for the three and six months ended September 30, 2007. The income tax benefit for the three and six months ended September 30, 2008 was primarily due to recognition of a benefit of $181,000 during the three months ended September 30, 2008 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008 (or Act). This amount was offset in part by a provision of $77,000 for state income taxes. The Act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service in the period between April and December 2008. We estimated and recognized the credit based on fixed assets placed into service through the six months ended September 30, 2008. The provision for the three and six months ended September 28, 2007 was primarily for our international operations.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer's taxable income. We incorporated the impact of this new law to the income tax provision during the second quarter of fiscal 2009. As a result, only 50% of California tax liability was offset by the available state research & development tax credit carryover yielding $75,000 of tax liability for the second quarter of fiscal 2009.

On October 3, 2008, the United States enacted a law, “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008.” Under this act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We anticipate no impact to our effective tax rate or tax provision in the third quarter of fiscal 2009 as the result of this law change due to our valuation allowance.

We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. We remain subject to tax authority review for all jurisdictions for all years.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments at September 30, 2008 and March 31, 2008 (dollars in thousands):

	September 30, 2008	March 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$48,376	$97,585	$(49,209)
Short-term investments	59,948	18,058	41,890

Total	$108,324	$115,643	$(7,319)

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

On July 31, 2008, our board of directors approved the investment of up to $10 million for the purchase of shares of our common stock in the open market under a stock repurchase program. Subject to applicable securities laws, rules and regulations, the shares may be repurchased at our discretion from time to time in the open market. Such purchases will be made at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of November 10, 2008, we have purchased 80,000 shares under this program at an average purchase price of $6.61 per share.

We had a term loan agreement with a venture lending firm under which borrowings were available through March 31, 2006 and which was repaid in full during September 2008. On May 30, 2008, we entered into a loan and security agreement with a commercial bank, which provides for a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collaterized by all of our assets with the exception of intellectual property. Our revolving line of credit agreement expires on May 29, 2009 and it contains a financial covenant that requires us to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, we are required to maintain a quick ratio of at least 1.25 to 1.0. We were in compliance with these financial covenants as of September 30, 2008. The interest rate on the line of credit equals, at our election, either the lender’s variable prime rate, or LIBOR, plus 200 basis points for the applicable period in effect at the time of the borrowing. There have been no borrowings under the revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Six Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$2,927	$(5,440)
Net cash used in investing activities	(49,313)	(1,599)
Net cash provided by (used in) financing activities	(2,823)	3,378

Cash Flows from Operating Activities

Our cash flows from operating activities continue to be significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base.

During the first six months of fiscal 2009, operating activities provided $2.9 million of cash compared to $5.4 million of cash used in operating activities during the first six months of fiscal 2008. Cash provided by operating activities is due primarily to a decrease in accounts receivable and increases in deferred revenue and accounts payable, as well as non-cash items such as stock-based compensation and depreciation. Cash provided by operating activities was offset in part by our net loss, and increases in inventory and deferred cost, as well as a decrease in accrued liabilities. During the six months ended September 30, 2008, we increased our raw materials inventory in anticipation of increased customer demand for our new T-Class InServ storage server products.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth. Net cash used in investing activities was $49.3 million and $1.6 million in the first six months of fiscal 2009 and 2008, respectively.

The increase in net cash used in investing activities in the first six months of fiscal 2009 is attributable to a an increase in purchases of short-term investments of $30.0 million and a $4.5 million increase in capital expenditures offset by a decrease in the sale and maturities of short-term investments of $13.6 million. The purchases of property and equipment in the first six months of fiscal 2009 were due to acquisition of test equipment to support our product development and purchases related to the continual build out of our infrastructure to support our growth.

We expect that in the remainder of fiscal 2009 we will continue to invest in our infrastructure and in test and development equipment to support our research and development efforts.

Cash Flows from Financing Activities

Prior to our IPO in November 2007, we financed our operations primarily with net proceeds from private sales of convertible preferred stock totaling $183 million and borrowings under various debt arrangements with aggregate proceeds of $14.7 million.

Net cash used in financing activities in the first six months of fiscal 2009 was $2.8 million as compared to net cash provided by financing activities of $3.4 million for the same period of fiscal 2008. Cash used in the first six months of 2009 was primarily due to a $4.0 million repayment of our line of credit.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$8,806	$919	$3,550	$2,972	$1,365
Non-cancellable inventory purchase commitments	15,127	15,127	—	—	—

Total	$23,933	$16,046	$3,550	$2,972	$1,365

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of September 30, 2008, we believe that our exposure related to these guarantees and indemnities as of September 30, 2008 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

Foreign Currency Risk

Most of our sales contracts are denominated in United States dollars. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in exchange rates. Our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by currency fluctuations. Our exposures are to fluctuations in exchange rates for the United States Dollar versus the British Pound, the Euro, the Swiss Franc and, to a lesser extent, the Japanese Yen, the Korean Won and the Chinese Yuan.

Changes in currency exchange rates could adversely affect our consolidated operating results or financial position. Additionally, our international sales and marketing operations maintain cash balances denominated in foreign currencies. In order to decrease the inherent risk associated with translation of foreign cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. We have not hedged our exposure to changes in foreign currency exchange rates in the past. However, since the recent fluctuations in the foreign currency exchange rates, in particular the British Pound and the Euro against the United States dollar, had a negative impact on our cash flows and operating results in the three months ended September 30, 2008, we are exploring foreign currency hedging options and may decide to start hedging our foreign currency denominated accounts receivable in the future.

Interest Rate Sensitivity

We had cash equivalents totaling $10.8 million at September 30, 2008. These amounts were invested primarily in money market funds and commercial paper. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at September 30, 2008, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $108,000 over a one year period.

Short-term investments consist of United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash equivalents, held at September 30, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$39,516	$39,267	$39,019	$38,521	$38,770
Municipal bonds	6,181	6,168	6,154	6,129	6,142
Commercial paper	9,208	9,198	9,187	9,166	9,177
Corporate debt securities	5,634	5,611	5,588	5,541	5,564

Total short-term investments	$60,539	$60,244	$59,948	$59,357	$59,653

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$40,013	$39,516	$39,019	$38,024	$38,521
Municipal bonds	6,206	6,181	6,154	6,104	6,129
Commercial paper	9,229	9,208	9,187	9,145	9,166
Corporate debt securities	5,681	5,634	5,588	5,494	5,541

Total short-term investments	$61,129	$60,539	$59,948	$58,767	$59,357

At September 30, 2008, we had no interest rate exposure to our existing obligations since we had no outstanding principal under our subordinated term loan agreement and have not made any borrowings under our revolving line of credit. However, we could be exposed to interest rate risk if we make borrowings under our revolving line of credit.

Item 4T.	Controls and Procedures

(a)	Disclosure Controls and Procedures

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

Risks Related to Our Business and Industry

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2008, our net loss was $10.1 million and we experienced net losses of $1.2 million and $513,000 for the three and six months ended September 30, 2008, respectively. As of September 30, 2008, our accumulated deficit was $174.5 million. During fiscal 2009, we expect to significantly increase expenditures in connection with the expansion of our business, including the hiring of additional direct sales and engineering personnel. In addition, as a public company, we anticipate that we will incur additional legal, auditing, accounting and other expenses resulting from regulatory requirements that did not apply to us as a private company. As a result of these increased expenditures, we will be required to increase our revenue substantially in order to achieve consistent profitability.

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

In any quarter, our revenue may be largely attributable to a single customer’s orders. While in the second quarter of fiscal 2009 no customer represented 10% or more of our total revenue, in the first quarter of fiscal 2009, 20% of our revenue was attributable to sales to one customer. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:

•

reductions in customers’ budgets for information technology purchases and delays in their budgeting and purchasing cycles, especially given current economic conditions, could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage requirements and IT infrastructures;

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

The recent worldwide financial and credit crisis may adversely impact the financial condition and manufacturing capacity of our contract manufacturers, which could impair their ability to perform under our agreements. In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or for reasons such as if we become insolvent, or if we fail to perform a material obligation under our agreements with them. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, (including financial problems of our contract manufacturers, reduction of manufacturing output made available to us, or the termination of one of our contracts), we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. We are required to provide forecasts to our contract manufacturers regarding product demand and production levels. We maintain with our contract manufacturers a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled or cancelled under certain limited conditions. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results.

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

Because of a change to our business model in March 2007, our past results may not be meaningful as compared to our current and future results, and you should not rely on them as an indication of our future performance.

Beginning in March 2007, in connection with sales of our products, we began offering our customers post-contract customer support, which we refer to as PCS, that includes obligations to provide unspecified software upgrades and enhancements to our customers on a when-and-if-available basis. Thus, beginning with the first quarter of fiscal 2008, we began recognizing software support revenue ratably over the term of our software support contract, rather than recognizing the entire arrangement at the time of shipment or installation as we had done previously, provided that the remaining revenue recognition criteria were satisfied. As a result of this change to our business model, and because revenue in the first half of fiscal 2009 benefited from recognition of an incremental $2.2 million of deferred revenue associated with the establishment of vendor specific objective evidence, or VSOE, of fair value on March 2007 transactions that we were previously recognizing on a ratable basis, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, particularly the growth in our revenue in absolute dollars on a year-over-year basis, as an indication of our future performance. In addition, if for whatever reason we are unable to maintain VSOE of fair value of our software support, decide to discontinue offering PCS or otherwise change our business model, it could further complicate period-to-period comparisons of our operating results.

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

We typically enter into non-exclusive, written distribution and service agreements with our resellers and authorized service providers. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment and do not prohibit our resellers and authorized service providers from offering products and services that compete with ours. Accordingly, our resellers and authorized service providers may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Our competitors may provide incentives to our existing and potential resellers and authorized service providers to use or purchase their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.

If we fail to manage future growth effectively, our business would be harmed.

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2008, our number of employees increased from 312 to 451 and in the six months ended September 30, 2008, we increased our number of employees to 533.We currently anticipate hiring additional employees in future periods. We have also expanded the geographic scope of our business during that period, including the recent establishment of research and development operations in Northern Ireland. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with vendors in select international markets. Continued growth in the size and scope, including the geographic scope, of our business operations will require substantial management attention with respect to recruiting, hiring, integrating and retaining highly skilled and motivated individuals; managing increasingly dispersed geographic locations and facilities; establishing an integrated information technology infrastructure; and

establishing company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization but that address both U.S. and international regulatory and legal requirements. If we are not successful in effectively managing any future growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2008, we derived 17% of our revenue from end customers outside the United States and in the three and six months ended September 30, 2008, we derived 16% and 12% of our revenue from end customers outside the United States, respectively. We expect that our international sales will contribute in the mid-teens percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, the United Kingdom, Germany and Japan, and agreements with third-party resellers in Poland, Japan, the United Kingdom, Korea, Italy, the Netherlands, Australia and South Africa. In addition, we currently have international subsidiaries in the United Kingdom, Germany and Japan. We expect to continue to hire additional personnel and enter into agreements with third-party resellers in additional countries, and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

Developing our products is expensive. In fiscal 2008, our research and development expenses were $34.1 million, or 29% of our total revenue, and in the three and six months ended September 30, 2008, our research and development expenses were $12.0 million, or 27% of our total revenue, and $22.2 million, or 25% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

Adverse economic conditions and reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the economic health of our current and prospective customers. In addition, the purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital and other resources. The recent worldwide financial and credit crisis has dramatically reduced business spending on technology infrastructure. The shortage of liquidity and credit combined with recent substantial losses in equity markets could lead to an extended economic recession, which could adversely impact the economic health of our current and prospective customers and further reduce their spending on technology infrastructure. Continued or increased weakness in economic conditions, or a further reduction in information technology spending even if economic conditions improve, could adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services and reduced unit sales.

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

In order to respond to additional regulations applicable to public companies, such as Section 404, we have recently added a number of finance and accounting personnel. We are also currently using independent contractors to fill certain positions and provide certain accounting functions. We intend to hire additional full-time accounting employees in fiscal 2009 to fill these and other related finance and accounting positions. Some of these positions require candidates with public company experience, and we may be unable to locate and hire such individuals as quickly as needed, if at all. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands that result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in identification of internal control weaknesses. Any consequences resulting from inaccuracies or delays in our reported financial statements could have an adverse effect on the trading price of our common stock as well as an adverse effect on our business, operating results, and financial condition.

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

The trading prices of the securities of technology companies have been highly volatile, and our common stock has limited trading history. Factors that could affect the trading price of our common stock include:

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	variations in our operating results;

•	announcements of technological innovations, new or enhanced services, strategic alliances or significant agreements by us or by our competitors;

•	gain or loss of significant customers;

•	recruitment or departure of our key personnel;

•	the volume of shares of our common stock available for public sale including for sale by affiliates and other stockholders that own substantial amounts of our common stock;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

At September 30, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Anti-takeover provisions in our charter documents and under Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Maxium Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2008	1,392	$11.20	—	—
August 1 - August 31, 2008	—	—	—	—
September 1 - September 30, 2008	—	—	—	—

Total	1,392	$11.20	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment pursuant to the provisions of our 1999 Stock Plan and 2000 Management Stock Option Plan.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Stockholders was held on September 10, 2008. The proposals submitted to a vote and the results of the voting are as follows:

1.	To elect three Class I directors to hold office until the 2011 annual meeting of stockholders.

Name	For	Withhold
Kevin Fong	48,862,477	803,596
Jeffrey A. Price	49,617,168	48,905
Mark A. Siegel	48,862,477	803,596

2.	To ratify the selection by the audit committee of the board of directors of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for its fiscal year ending March 31, 2009.

For	Against	Abstain
49,660,133	5,510	430

3.	To approve the 2007 Equity Incentive Plan, as amended and restated.

For	Against	Abstain	Non-Vote
41,286,945	2,015,945	21,080	6,342,103

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

10.04	Amended and Restated 2007 Equity Incentive Plan of registrant.

10.23	Amended and Restated Standard NNN Lease by and between registrant and Brandin Court Partners, LLC dated October 15, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: November 12, 2008

3PAR Inc.

By:	/s/ ADRIEL G. LARES
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.04	Amended and Restated 2007 Equity Incentive Plan of registrant.

10.23	Amended and Restated Standard NNN Lease by and between registrant and Brandin Court Partners, LLC dated October 15, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.