Form 10-Q
period 2008-12-31
3PAR Inc.
filed 2009-02-13
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at January 31, 2009 was: 60,778,195

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets at December 31, 2008 and March 31, 2008	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2008 and 2007	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2008 and 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4T.	Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	53
Item 6.	Exhibits	53

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$53,685	$97,585
Short-term investments	46,886	18,058
Accounts receivable, net	39,006	34,596
Inventory	29,214	18,057
Deferred cost	5,088	4,273
Prepaid and other current assets	2,334	2,077

Total current assets	176,213	174,646
Property and equipment, net	19,078	14,781
Deferred cost, non-current	—	251
Other non-current assets	190	156

Total assets	$195,481	$189,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$4,000
Accounts payable	10,227	12,527
Accrued compensation and benefits	12,136	11,651
Other accrued liabilities	4,668	5,020
Deferred revenue	31,979	26,051
Accrued warranty	3,736	3,371
Current portion of notes payable	—	883

Total current liabilities	62,746	63,503
Accrued warranty, non-current	2,977	2,813
Deferred revenue, non-current	6,443	5,945
Other long-term liabilities	1,102	1,173

Total liabilities	73,268	73,434

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2008 and March 31, 2008; No shares issued and outstanding at December 31, 2008 and March 31, 2008	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2008 and March 31, 2008; 60,770,467 and 60,539,612 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	61	61
Additional paid-in capital	296,063	290,558
Stockholders’ notes receivable	—	(36)
Deferred stock-based compensation	(34)	(186)
Accumulated other comprehensive income (loss)	157	(15)
Accumulated deficit	(174,034)	(173,982)

Total stockholders’ equity	122,213	116,400

Total liabilities and stockholders’ equity	$195,481	$189,834

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenue:
Product	$43,713	$28,961	$125,064	$78,859
Support	4,446	1,801	11,195	3,692

Total revenue	48,159	30,762	136,259	82,551

Cost of revenue:
Product	15,698	10,401	44,270	27,637
Support	1,388	344	3,551	799

Total cost of revenue (1)	17,086	10,745	47,821	28,436

Gross profit	31,073	20,017	88,438	54,115
Operating expenses:
Research and development (1)	11,510	8,320	33,701	25,036
Sales and marketing (1)	15,191	11,762	44,570	32,155
General and administrative (1)	3,865	2,284	10,985	6,550

Total operating expenses	30,566	22,366	89,256	63,741

Income (loss) from operations	507	(2,349)	(818)	(9,626)
Other income (expense), net:
Interest income	495	877	1,991	1,715
Interest expense	—	(308)	(185)	(925)
Other, net	(448)	(59)	(881)	18

Total other income, net	47	510	925	808

Income (loss) before income tax provision	554	(1,839)	107	(8,818)
Income tax provision	(93)	(38)	(159)	(106)

Net income (loss)	$461	$(1,877)	$(52)	$(8,924)

Other comprehensive income (loss):
Net income (loss)	$461	$(1,877)	$(52)	$(8,924)
Unrealized gain on short-term investments, net	421	5	172	5

Comprehensive income (loss)	$882	$(1,872)	$120	$(8,919)

Net income (loss) per common share, basic	$0.01	$(0.05)	$(0.00)	$(0.35)

Net income (loss) per common share, diluted	$0.01	$(0.05)	$(0.00)	$(0.35)

Shares used to compute net income (loss) per common share
Basic	60,772	39,825	60,539	25,537

Diluted	63,122	39,825	60,539	25,537

(1) Includes stock-based compensation as follows:

Cost of revenue	$75	$60	$189	$139
Research and development	570	414	1,574	824
Sales and marketing	831	488	2,108	900
General and administrative	387	251	990	529

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(52)	$(8,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,210	2,357
Stock-based compensation expense	4,861	2,392
Non-cash interest expense	—	57
Accretion of purchase discounts on short-term investments, net	(42)	(477)
Provision for doubtful accounts	642	193
Writedown for excess and obsolete inventory	1,617	413
Changes in assets and liabilities:
Accounts receivable	(5,052)	(7,421)
Inventory	(12,826)	(1,299)
Deferred cost	(564)	(410)
Prepaid expenses and other current assets	(257)	(1,022)
Other non-current assets	(34)	—
Accounts payable	(1,188)	416
Accrued liabilities	442	202
Deferred revenue	6,426	7,624
Accrued warranty	529	670
Other long-term liabilities	(71)	113

Net cash used in operating activities	(1,359)	(5,116)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	13,149	31,388
Proceeds from sales of short-term investments	15,563	—
Purchases of short-term investments	(57,326)	(27,335)
Purchase of property and equipment	(9,619)	(5,827)

Net cash used in investing activities	(38,233)	(1,774)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,255	99,335
Repurchase of shares of common stock	(1,680)	(8)
Proceeds from line of credit	—	6,500
Repayments on line of credit	(4,000)	(8,330)
Repayment of notes payable	(883)	(1,213)

Net cash provided by (used in) financing activities	(4,308)	96,284

Net change in cash and cash equivalents	(43,900)	89,394
Cash and cash equivalents, beginning of period	97,585	16,722

Cash and cash equivalents, end of period	$53,685	$106,116

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

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at December 31, 2008, and the consolidated results of its operations for the three and nine months ended December 31, 2008 and 2007, and the consolidated cash flows for the nine months ended December 31, 2008 and 2007. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K. With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended December 31, 2008 that are of significance or potential significance to the Company.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s financial position, results of operations, or cash flows.

In June 2008, FASB issued FSP on EITF Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) to clarify whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

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

The following table sets forth the computation of net loss per common share:

	Three Month Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$461	$(1,877)	$(52)	$(8,924)

Denominator:
Weighted average number of shares outstanding - basic	60,772	39,825	60,539	25,537
Incremental shares using the treasury stock method:
Options to purchase common stock	2,164	—	—	—
Common stock subject to repurchase	106	—	—	—
Warrants to purchase common stock	80	—	—	—

Weighted average number of shares outstanding - diluted	63,122	39,825	60,539	25,537

Net income (loss) per share - basic	$0.01	$(0.05)	$(0.00)	$(0.35)

Net income (loss) per share - diluted	$0.01	$(0.05)	$(0.00)	$(0.35)

The following potential shares of common stock (prior to application of treasury method) outstanding at December 31, 2008 and 2007 were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	Three Month Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Employee share based awards	5,921	6,159	8,675	6,159
Common stock subject to repurchase	—	539	54	539
Warrants to purchase common stock	—	101	80	101

	5,921	6,799	8,809	6,799

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

3.	Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	December 31, 2008	March 31, 2008
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$39,866	$34,823
Less: Allowance for doubtful accounts	(860)	(227)

Total	$39,006	$34,596

	December 31, 2008	March 31, 2008
	(in thousands)
Inventory
Raw materials	$20,955	$8,725
Work in process	4,817	5,696
Finished goods	3,442	3,636

Total	$29,214	$18,057

4.	Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$29,689	$166	$—	$29,855
Municipal bonds	6,144	4	(2)	6,146
Commercial paper	5,230	8	—	5,238
Corporate debt securities	5,666	1	(20)	5,647

Total short-term investments	$46,729	$179	$(22)	$46,886

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,506	$7	$—	$7,513
Municipal bonds	5,194	—	(23)	5,171
Commercial paper	4,567	—	—	4,567
Corporate debt securities	806	1	—	807

Total short-term investments	$18,073	$8	$(23)	$18,058

As of December 31, 2008, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	December 31, 2008
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$34,020	$34,129
1 to 2 years	2,638	2,621
2 to 5 years	10,071	10,136

Total short-term investments	$46,729	$46,886

	March 31, 2008
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$10,470	$10,469
1 to 2 years	2,602	2,586
2 to 5 years	5,001	5,003

Total short-term investments	$18,073	$18,058

The Company invests in securities that are rated investment grade or better. The unrealized losses at December 31, 2008 on the Company’s investments are due to the current volatility in the credit markets. At December 31, 2008, none of these securities have been in a continuous unrealized loss position for more than 12 months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of money market fund deposits, municipal bonds, commercial paper, United States government and agency securities, and corporate debt securities that are traded in active markets with sufficient volume and frequency of transactions.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, the Company had no financial assets or liabilities for which fair value was determined using Level 2 inputs.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of December 31, 2008, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets for Identical Assets (Level 1)
Cash equivalents:
Money market funds	$48,507
Short-term investments:
United States Government and agency securities	29,855
Municipal bonds	6,146
Commercial paper	5,238
Corporate debt securities	5,647

$95,393

6.	Derivative Instruments and Hedging Activities

The functional currency of the Company’s foreign subsidiaries is the United States (“U.S”) Dollar. However, in countries outside the U.S., the Company transacts business in various currencies besides the U.S. Dollar. In addition, the Company has certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. During the three months ended December 31, 2008, the Company began hedging certain British Pound denominated receivables held by the Company to reduce the risk that its earnings would be adversely affected by changes in the British Pound exchange rate. These derivatives are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company accounts for the derivative instruments in accordance with SFAS No. 52, Foreign Currency Translation, as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At December 31, 2008, the notional principal of the foreign exchange contract to sell British Pounds for U.S Dollars was £1.5 million (or approximately $2.2 million) with an original maturity of 30 days and a fair value of approximately $44,000 reported in other accrued liabilities.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	December 31, 2008	March 31, 2008
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$26,189	$21,344
Computer software	5 years	3,109	2,211
Machinery and equipment	3-5 years	3,573	1,715
Furniture and fixtures	7 years	2,245	1,913
Leasehold improvements	Shorter of lease term or 5 years	8,313	7,804

		43,429	34,987
Less: accumulated amortization and depreciation		(24,351)	(20,206)

Total		$19,078	$14,781

8.	Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2008	March 31, 2008
	(in thousands)
Deferred Revenue
Product	$19,569	$15,810
Support	12,410	8,132
Ratable product and related support	—	2,109

Total deferred revenue, current	31,979	26,051
Support, non-current	6,443	4,894
Ratable product and related support, non-current	—	1,051

Total deferred revenue, non-current	6,443	5,945

Total deferred revenue	$38,422	$31,996

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

The Company’s sales are comprised of multiple elements, which include hardware, software and PCS. Deferred ratable product and related support revenue consisted of March 2007 transactions where VSOE of fair value of PCS had not been established and the entire arrangement fee was being recognized ratably over the support period of one to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for the March 2007 transactions that had been previously deferred based on renewal rates for separate sales of PCS to other customers. Accordingly, the Company applied the residual method to the

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

remaining deferred revenue associated with the March 2007 transactions and recognized $2.8 million of revenue associated with the March 2007 transactions in the first quarter of fiscal 2009. At December 31, 2008, the deferred PCS revenue of $239,000 associated with these transactions is included in deferred support revenue and will be recognized ratably over the life of the remaining contract period.

9.	Debt Obligations and Line of Credit

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

The revolving line of credit was repaid in full in April 2008. Prior to the expiration of the revolving line of credit on May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The Company was in compliance with these financial covenants as of December 31, 2008. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate or (ii) LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. The revolving line of credit expires on May 29, 2009. To date there have been no borrowings under the amended and restated revolving line of credit.

The revolving line of credit is collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

10.	Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets to zero. The Company’s tax provision relates primarily to alternative minimum tax (“AMT”) in the U.S., state income taxes and provisions for income tax related to the Company’s international subsidiaries.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

During the three and nine months ended December 31, 2008, the Company recorded an income tax provision of $93,000 and $159,000, respectively. The income tax provision for the nine months ended December 31, 2008 was impacted by recognition of a $181,000 tax benefit during the second quarter of fiscal 2009 for a U.S. federal refundable tax credit as provided by the Housing and Economic Recovery Act of 2008 (“Act”). The Act, signed into law in July 2008, allows taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on fixed assets placed into service through the nine months ended December 31, 2008.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. The Company incorporated the impact of this new law to the income tax provision during the second quarter of fiscal 2009. As a result, only 50% of California tax liability was off-set by the available state research & development tax credit carryover, yielding $112,000 of tax liability for the nine months ended December 31, 2008.

On October 3, 2008, the United States enacted a law, “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008.” Under this act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The research credit change had no impact on the Company’s effective tax rate or tax provision in the third quarter of fiscal 2009 and it expects no impact during the fourth quarter of fiscal 2009 due to the Company’s valuation allowance.

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

11.	Share Based Payments

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. The 2007 Plan provides that a participant may not receive options for more than 1,000,000 shares in any fiscal year, except in connection with his or her initial service with the Company, in which case he or she may be granted an option covering up to an additional 4,000,000 shares. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally vest at the rate of 25% on each anniversary of the date of service contingent upon employment with the Company and expire no later than ten years after the date of grant. As of December 31, 2008, there were 10.6 million shares available for future issuance under the 2007 Plan.

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

Under the ESPP Plan, the Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period except for the first offering period, which commenced in November 2007 and had its first purchase date on August 1, 2008. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the applicable offering period or the purchase date. If the fair market value of the common stock on any purchase date in an offering period is lower than the fair market value of the common stock on the first trading day of the offering period, then all participants in the offering period will be automatically withdrawn from the offering period immediately after the stock has been purchased on the purchase date and automatically re-enrolled in the immediately following offering period. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and results in compensation expense. Through December 31, 2008, the Company has issued 214,852 shares under the ESPP Plan. As of December 31, 2008, there were 2.5 million shares available for future issuance under the ESPP Plan.

During the second quarter of fiscal 2009, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company recognized $147,000 incremental stock-based compensation in the nine months ended December 31, 2008 and will recognize $29,000 of additional stock-based compensation in the fourth quarter of fiscal 2009.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Stock Option Activity:

Activity with respect to outstanding stock options for the first nine months of fiscal 2009 is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2008	6,417,924	$5.69
Options granted	2,184,875	8.49
Options exercised	(258,024)	8.89
Options cancelled	(422,742)	8.17

Balance at December 31, 2008	7,922,033	$6.23

Restricted Stock Unit Awards

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for the first nine months of fiscal 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2008	—	$—
Granted	355,000	7.48

Balance at December 31, 2008	355,000	$7.48

During the nine months ended December 31, 2008, the Company awarded non-vested restricted stock units to its officers and certain senior-level employees under the 2007 Plan. The shares will be released to the recipients on the day the restricted stock units vest, which is four years after the grant date. If a participant terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Fair Value Disclosures

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Employee Stock Options
Risk-free interest rate	2.27%	3.81%	2.89%	4.39%
Expected life (years)	4.10	4.18	4.12	4.29
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	55.6%	47.0%	51.8%	43.5%

	Three and Nine Months Ended December 31,
	2008	2007
Employee Stock Purchase Plan[1]
Risk-free interest rate	1.36%	3.50%
Expected life (years)	0.75	1.00
Dividend yield	0.00%	0.00%
Expected volatility	48.0%	53.9%

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

Shares Subject to Repurchase

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of December 31, 2008 and March 31, 2008, a total of 53,677 shares and 410,275 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $64,534 and $329,000 as of December 31, 2008 and March 31, 2008, respectively, was recorded in accrued liabilities.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Activity with respect to non-vested shares subject to repurchase for the first nine months of fiscal 2009 is as follows:

Number of Shares
Non-vested as of March 31, 2008	410,275
Vested	(323,216)
Repurchased	(33,382)

Non-vested as of December 31, 2008	53,677

12.	Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of December 31, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2009 (remaining three months)	$443
2010	2,154
2011	2,196
2012	2,010
2013	1,818
Thereafter	1,365

Total minimum lease payments	$9,986

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

Changes in the warranty liability are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
Beginning balance	$6,293	$5,950	$6,184	$5,548
Provision	1,509	1,094	3,630	2,991
Settlements made	(1,089)	(826)	(3,101)	(2,321)

Ending balance	$6,713	$6,218	$6,713	$6,218

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	December 31, 2008	March 31, 2008
	(in thousands)
Current	$3,736	$3,371
Non-current	2,977	2,813

Total	$6,713	$6,184

Non-cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $10.0 million and $13.6 million in non-cancelable purchase commitments with these providers as of December 31, 2008 and March 31, 2008, respectively. The Company records a liability for firm, non-cancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts. As of December 31, 2008 and March 31, 2008, the liability for these purchase commitments was $242,000 and $295,000, respectively.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and March 31, 2008.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008 and March 31, 2008.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS—(Continued)

(unaudited)

13.	Segment Information and Significant Customers

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise about which separate financial information is available and which is regularly evaluated by management, namely the chief operating decision maker of an organization, in order to make operating and resource allocation decisions. The Company has concluded that it operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the U.S.; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the U.S. and not allocated to any specific region. Therefore, geographic information is presented for total revenue only.

The following presents total revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands)
United States	$40,225	$24,294	$117,477	$69,020
International	7,934	6,468	18,782	13,531

Total	$48,159	$30,762	$136,259	$82,551

No customer represented 10% or more of total revenue in the three or nine months ended December 31, 2008 and 2007. No customer accounted for 10% or more of accounts receivable, net at December 31, 2008. One customer accounted for 11% of accounts receivable, net at March 31, 2008.

14.	Stock Repurchase Program

On July 29, 2008 the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During the three months ended December 31, 2008, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of December 31, 2008. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements include, among other things, statements concerning our expectations regarding:

•	the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	fluctuations in our gross margins;

•	the effect of recent accounting pronouncements on our financial position, results of operations, and cash flows;

•	our future stock-based compensation charges;

•	our foreign exchange risk and our practices related to hedging those risks;

•	our future uncertain tax positions;

•	the potential impact of our storage solution on the total lifetime cost of storage for our customers;

•	the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	our future capital expenditures, including investments in our infrastructure and in test and development equipment to support our research and development efforts;

•	the availability of individuals with the specific skills required for key positions, as well as our ability to attract, hire and retain sales employees and key personnel;

•	our hiring of sales and other key personnel and the impact such hiring may have on our business, growth and competitive position;

•	the future yield on our investment portfolio;

•	the sufficiency of our existing cash balances to meet our future capital requirements;

•	the materiality of our exposure related to contractual guarantees and indemnities;

•	the materiality of the exposure of our cash equivalents to changes in value and the projected value of our investment portfolio;

•	future changes in competitive practices and landscape in our industry;

•	our future reliance on establishing relationships with resellers and authorized service providers to sell, service and support our products in select markets;

•	our continued investments in international markets and our expansion strategies in those markets;

•	the contribution of international sales as a percentage of our total revenue on an annual basis;

as well as other important statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements are based on our management’s beliefs and assumptions, and on information currently available to our management, as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

During our third quarter of fiscal 2009, it became apparent that we were entering into a global economic downturn. Since that time, the economic conditions that affect our industry have deteriorated. Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the economic health of our current and prospective customers, suppliers and manufacturers. The shortage of liquidity and credit combined with substantial losses in equity markets could adversely impact the economic health of our current and prospective customers, suppliers and manufacturers. Any harm to the economic health of our current and prospective customers could impair our customers’ ability to obtain credit to finance their purchases or lead to order cancellations and indefinite shipping delays. In addition, if our suppliers and manufacturers are adversely affected by the current economic conditions it could impact their ability to fulfill their commitments to us, which could adversely impact our ability to fill our customers’ orders or develop new products on a timely basis, if at all.

Due to the global economic downturn, we experienced a slowdown in our cash collections, which resulted in increased days of sales outstanding, or DSOs, during the three months ended December 31, 2008. Continued or increased weakness in the economic conditions may continue to impact our business in this way, and we could also experience increased inventory write-downs, longer sales cycles, lower prices for our products and services, reduced unit sales, increased DSO and customer payment defaults, which would adversely affect our operating results and financial condition.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 312 employees at March 31, 2007 to 451 employees at March 31, 2008 and to 572 employees at December 31, 2008. While our personnel costs generally have increased from period to period, in light of the current global economic downturn, we implemented tighter cost control measures during the three months ended December 31, 2008, including a 6-day partial shutdown during the holiday period, which reduced our operating expenses by approximately $800,000.

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

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel cost, sales commission, marketing programs and facilities cost associated with sales and marketing and certain customer service and support activities not associated with cost of revenue. We plan to continue to increase the number of direct sales personnel we employ. Our sales personnel are not immediately productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue and may never result in increased revenue. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance.

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

Other Income, Net

Other income, net includes interest income on cash balances and short-term investments, interest expense on our outstanding debt and borrowings under our revolving line of credit, and losses or gains on our hedging activities and remeasurement of non-United States dollar transactions into United States dollars. If we are successful in growing our international sales we may be subject to increased currency conversion risks because a larger portion of our sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper.

Income Tax Provision

The Company’s tax provision relates primarily to alternative minimum tax (“AMT”) in the United States, state income taxes and provisions for income tax related to the Company’s international subsidiaries.

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

With the exception of the revenue recognition discussion noted below, a description of our critical accounting policies that involve significant management judgment appears in our 2008 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Revenue Recognition

We derive our revenue from sales of storage solutions that include hardware, software and related support. Because the embedded software of our storage solution is deemed to be more than incidental to the product as a whole, we account for revenue for the entire sale in accordance with the guidance provided by American Institute of Certified Public Accountants Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.

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

Results of Operations for the Three and Nine Months Ended December 31, 2008 and 2007

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
Types of Revenue:	2008	2007	$	%	2008	2007	$	%
Product	$43,713	$28,961	$14,752	51%	$125,064	$78,859	$46,205	59%
As % of total revenue	90.8%	94.1%			91.8%	95.5%
Support	4,446	1,801	2,645	147%	11,195	3,692	7,503	203%
As % of total revenue	9.2%	5.9%			8.2%	4.5%

Total revenue	$48,159	$30,762	$17,397	57%	$136,259	$82,551	$53,708	65%

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
Revenue by geography:	2008	2007	$	%	2008	2007	$	%
United States	$40,225	$24,294	$15,931	66%	$117,477	$69,020	$48,457	70%
As % of total revenue	83.5%	79.0%			86.2%	83.6%
International	7,934	6,468	1,466	23%	18,782	13,531	5,251	39%
As % of total revenue	16.5%	21.0%			13.8%	16.4%

Total revenue	$48,159	$30,762	$17,397	57%	$136,259	$82,551	$53,708	65%

Our total revenue increased by $17.4 million, or 57%, to $48.2 million in the three months ended December 31, 2008 from $30.8 million in the three months ended December 31, 2007, and by $53.7 million, or 65%, to $136.3 million in the nine months ended December 31, 2008 from $82.6 million in the nine months ended December 31, 2007. Product revenue increased by $14.8 million, or 51%, to $43.7 million in the three months ended December 31, 2008 from $29.0 million in the three months ended December 31, 2007, and by $46.2 million, or 59%, to $125.1 million in the nine months ended December 31, 2008 from $78.9 million in the nine months ended December 31, 2007. The increases in fiscal 2009 were principally due to an increase in repeat sales to existing customers, the expansion of our customer base and the introduction of our new T-Class platform in September 2008. Revenue in the nine months ended December 31, 2008 also benefited from the recognition of $2.8 million of deferred revenue associated with certain March 2007 transactions that we were previously recognizing on a ratable basis. Revenue from our existing customers accounted for 80% of total revenue in both of the three months ended December 31, 2008 and 2007. In the nine months ended December 31, 2008 revenue from existing customers increased to 82% of total revenue from 77% in the nine months ended December 31, 2007. We increased the number of our sales and marketing personnel to 190 at December 31, 2008, from 151 at December 31, 2007, which contributed to our ability to expand our customer base.

Support revenue increased by $2.6 million to $4.4 million in the three months ended December 31, 2008 from $1.8 million in the three months ended December 31, 2007, and by $7.5 million to $11.2 million in the nine months ended December 31, 2008 from $3.7 million in nine months ended December 31, 2007. The increases in support revenue in the three and nine months ended December 31, 2008 compared to the same periods in the prior year are primarily attributable to the growth in the installed base of our storage solutions, which resulted in a higher number of initial PCS, extended and premium warranty contracts and support renewals from existing customers.

In the three and nine months ended December 31, 2008, we derived 69% and 75% of our total revenue from direct sales to customers, respectively, compared to 66% and 70% in the three and nine months ended December 31, 2007, respectively. The increase in direct sales as a percentage of revenue in the fiscal 2009 periods compared to the fiscal 2008 periods reflects our increased focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. We increased the number of our direct sales personnel to 173 at December 31, 2008 from 138 at December 31, 2007.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2008	2007	$	%	2008	2007	$	%
Cost of product revenue	$15,698	$10,401	$5,297	51%	$44,270	$27,637	$16,633	60%
As % of product revenue	35.9%	35.9%			35.4%	35.0%
Cost of support revenue	1,388	344	1,044	303%	3,551	799	2,752	344%
As % of support revenue	31.2%	19.1%			31.7%	21.6%

Total cost of revenue	17,086	10,745	6,341	59%	47,821	28,436	19,385	68%

Gross profit	$31,073	$20,017	$11,056	55%	$88,438	$54,115	$34,323	63%
Gross margin	64.5%	65.1%			64.9%	65.6%

Cost of revenue increased by $6.3 million, or 59%, to $17.1 million in the three months ended December 31, 2008 from $10.7 million in the three months ended December 31, 2007 and by $19.4 million, or 68%, to $47.8 million in the nine months ended December 31, 2008 from $28.4 million in the nine months ended December 31, 2007 primarily due to increased product shipments.

Cost of product revenue increased by $5.3 million, or 51%, to $15.7 million in the three months ended December 31, 2008 from $10.4 million in the three months ended December 31, 2007, which is consistent with the 51% increase in our product revenue during the same period. Cost of product revenue increased by $16.6 million, or 60%, in the nine months ended December 31, 2008 compared to a 59% increase in our product revenue during the same period. The decrease in our product margins in the nine months ended December 31, 2008 is due primarily to inventory write-downs for excess and obsolescence related to certain components of our S-Class platform inventory in anticipation of increased customer demand for our new T-Class InServ storage server.

Cost of support revenue increased by $1.0 million, or 303%, to $1.4 million in the three months ended December 31, 2008 from $344,000 in the three months ended December 31, 2007 and by $2.8 million, or 344%, to $3.6 million in the nine months ended December 31, 2008 from $799,000 in the nine months ended December 31, 2007 primarily due to increased personnel cost and backline maintenance programs required to support the growth in our installed base as well as an increased number of premium and extended warranties, which resulted in an allocation of a higher percentage of costs associated with our support organization into cost of support revenue.

We believe that our gross margin is currently at an unsustainably high level. Our gross margin has fluctuated significantly in the past, and we expect it will continue to fluctuate significantly in the future.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2008	2007	$	%	2008	2007	$	%
Research and development	$11,510	$8,320	$3,190	38%	$33,701	$25,036	$8,665	35%
As % of total revenue	24%	27%			25%	30%

Our research and development expense increased by $3.2 million, or 38%, to $11.5 million in the three months ended December 31, 2008 from $8.3 million in the three months ended December 31, 2007 and by $8.7 million, or 35% to $33.7 million in the nine months ended December 31, 2008 from $25.0 million in the nine months ended December 31, 2007. The increases in these periods were primarily due to increase in research and development personnel to 203 employees at December 31, 2008 from 150 employees at December 31, 2007 resulting in an increase in employee compensation and related cost.

As a percentage of our total revenue, research and development expense decreased to 24% and 25% in the three and nine months ended December 31, 2008, respectively, from 27% and 30% in the three and nine months ended December 31, 2007, respectively. These percentage decreases are attributable principally to the significant increase in our total revenue, which grew at a higher rate than our research and development expenses in the three and nine months ended December 31, 2008.

Of the $3.2 million increase in research and development expense in the three months ended December 31, 2008, employee compensation and related benefits and allocated facilities/IT expense accounted for $2.0 million and $533,000 respectively. The remainder of the increase in the three months ended December 31, 2008 related to higher stock-based compensation and depreciation. Of the $8.7 million increase in the nine months ended December 31, 2008, employee compensation and related benefits, allocated facilities/IT expense, depreciation and stock-based compensation accounted for $6.1 million, $1.7 million, $777,000 and $750,000, respectively. These higher expenses were partially offset by lower engineering equipment and prototype expenses.

We expect research and development expense to increase on an absolute dollar basis for the near future as we continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2008	2007	$	%	2008	2007	$	%
Sales and marketing	$15,191	$11,762	$3,429	29%	$44,570	$32,155	$12,415	39%
As % of total revenue	32%	38%			33%	39%

Our sales and marketing expense increased by $3.4 million, or 29%, to $15.2 million in the three months ended December 31, 2008 from $11.8 million in the three months ended December 31, 2007 and by $12.4 million, or 39%, to $44.6 million in the nine months ended December 31, 2008 from $32.2 million in the nine months ended December 31, 2007. This increase reflects in part the increase in sales and marketing personnel to 190 employees at December 31, 2008 from 151 employees at December 31, 2007.

As a percentage of our total revenue, sales and marketing revenue decreased to 32% and 33% in the three and nine months ended December 31, 2008, respectively, from 38% and 39% in the three and nine months ended December 31, 2007, respectively, principally due to the significant increase in our total revenue, which grew at a higher rate than our sales and marketing expense in the three and nine months ended December 31, 2008.

Of the $3.4 million increase in sales and marketing expense in the three months ended December 31, 2008, salaries, bonus and employee-related benefits, commission and allocated facilities/IT expense accounted for $1.2 million, $1.2 million and $835,000, respectively. The remainder of the increase in the three months ended December 31, 2008 related to higher travel and stock-based compensation offset in part by lower recruiting expense. Of the $12.4 million increase in sales and marketing expense in the nine months ended December 31, 2008, employee compensation and related benefits, commission, travel, allocated facilities/IT expense and stock-based compensation accounted for $4.4 million, $3.3 million, $1.5 million, $2.0 million and $1.3 million, respectively. These increases were partially offset by a decrease in customer service support expense, which resulted from a higher allocation of customer service costs to cost of support revenue in order to reflect the higher cost of backline maintenance and support programs related to increased installed base and increase number of extended warranty arrangements.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2008	2007	$	%	2008	2007	$	%
General and administrative	$3,865	$2,284	$1,581	69%	$10,985	$6,550	$4,435	68%
As % of total revenue	8%	7%			8%	8%

Our general and administrative expense increased by $1.6 million, or 69%, to $3.9 million in the three months ended December 31, 2008 from $2.3 million in the three months ended December 31, 2007 and by $4.4 million, or 68%, to $11.0 million in the nine months ended December 31, 2008 from $6.6 million in the nine months ended December 31, 2007. This increase reflects in part the increase in general and administrative personnel to 69 employees at December 31, 2008 from 43 employees at December 31, 2007. The remainder of the increase relates primarily to higher bad debt expense, professional fees, stock-based compensation and allocated infrastructure costs.

As a percentage of our total revenue, general and administrative expenses increased to 8% of total revenue in the three months ended December 31, 2008 compared to the three months ended December 31, 2007 and remained constant at 8% in the nine months ended December 31, 2008 and 2007.

Other Income, Net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2008	2007	$	%	2008	2007	$	%
Other income (expense), net:
Interest income	$495	$877	$(382)	(44)%	$1,991	$1,715	$276	16%
Interest expense	—	(308)	308	(100)%	(185)	(925)	740	(80)%
Other, net	(448)	(59)	(389)	659%	(881)	18	(899)	(4,994)%

Total other income, net:	$47	$510	$(463)	(91)%	$925	$808	$117	14%

Other income, net decreased by $463,000, or 91%, to $47,000 in the three months ended December 31, 2008 from $510,000 in the three months ended December 31, 2007. Other income, net increased by $117,000, or 14% to $925,000 in the nine months ended December 31, 2008 from $808,000 in the nine months ended December 31, 2007. The decrease in other income, net in the three months ended December 31, 2008 compared to the same period in the prior year is primarily due to lower yield on our investment portfolio and higher foreign currency losses primarily due to British Pound denominated accounts receivable. The increase in other income, net in the nine months ended December 31, 2008 compared to the same period in the prior year relate to higher interest income due to higher average cash and investment balances during the first nine months of fiscal 2009 compared to the same period in the prior year offset partially by foreign currency losses and lower yield on our investment portfolio. Additionally, interest expense decreased due to lower debt balances in the fiscal 2009 periods compared to the prior year.

In light of the current turmoil in the financial markets, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect that the yield on our investment portfolio is expected to remain at a very low level for the near future. While the hedging activity we implemented during the three months ended December 31, 2008 is expected to reduce, but not eliminate, the risk that our other income, net will be adversely affected by the fluctuations in the foreign currency exchange rates, we believe that the foreign currency gains or losses will continue to impact other income, net for the near future.

Income Tax Provision

During the three and nine months ended December 31, 2008, we recorded an income tax provision of $93,000 and $159,000, respectively, compared to $38,000 and $106,000 in the three and nine months ended December 31, 2007, respectively. The income tax provision for the nine months ended December 31, 2008 was impacted by recognition of $181,000 tax benefit for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008. This act, signed into law in July 2008, allows taxpayers to claim refundable alternative minimum tax or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service in the period between April and December 2008. We estimated and recognized the credit based on fixed assets placed into service through the nine months ended December 31, 2008.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. We have incorporated the impact of this new law to the income tax provision. As a result, only 50% of California tax liability was offset by the available state research & development tax credit carryover yielding $112,000 of tax liability for the nine months ended December 31, 2008.

On October 3, 2008, the United States enacted a law, “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008.” Under this act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. There was no impact to our effective tax rate or tax provision in the third quarter of fiscal 2009 and we anticipate that there will be no impact on our fourth quarter of fiscal 2009 as the result of this law change due to our valuation allowance.

We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. We remain subject to tax authority review for all jurisdictions for all years.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments at December 31, 2008 and March 31, 2008 (dollars in thousands):

	December 31, 2008	March 31, 2008	Increase/ (Decrease)
Cash and cash equivalents	$53,685	$97,585	$(43,900)
Short-term investments	46,886	18,058	28,828

Total	$100,571	$115,643	$(15,072)

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government treasury and agency obligations, municipal bonds, corporate debt securities and commercial paper.

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

On July 29, 2008, our board of directors approved the investment of up to $10 million for the purchase of shares of our common stock in the open market under a stock repurchase program. Subject to applicable securities laws, rules and regulations, the shares may be repurchased at our discretion from time to time in the open market. Such purchases will be made at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of December 31, 2008, we have purchased 227,200 shares under this program at an average purchase price of $6.77 per share.

We had a term loan agreement with a venture lending firm under which borrowings were available through March 31, 2006 and which was repaid in full during September 2008. On May 30, 2008, we entered into a loan and security agreement with a commercial bank, which provides for a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our revolving line of credit agreement expires on May 29, 2009 and it contains a financial covenant that requires us to maintain a minimum tangible net worth of $70.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, we are required to maintain a quick ratio of at least 1.25 to 1.0. We were in compliance with these financial covenants as of December 31, 2008. The interest rate on the line of credit equals, at our election, either the lender’s variable prime rate, or LIBOR, plus 200 basis points for the applicable period in effect at the time of the borrowing. There have been no borrowings under the amended and restated revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Nine Months Ended December 31,
	2008	2007
Net cash used in operating activities	$(1,359)	$(5,116)
Net cash used in investing activities	(38,233)	(1,774)
Net cash provided by (used in) financing activities	(4,308)	96,284

Cash Flows from Operating Activities

Our cash flows from operating activities continue to be significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders received and shipments to our customer base.

During the first nine months of fiscal 2009, operating activities used $1.4 million of cash compared to $5.1 million during the first nine months of fiscal 2008. Cash used in operating activities in the first nine months of fiscal 2009 is primarily the result of a $12.2 million increase in our raw materials inventory mostly in anticipation of increased customer demand for our new T-Class InServ storage server products, a $5.1 million increase in accounts receivable due to higher customer billings as well as slower cash collections and a $1.2 million decrease in accounts payable due to timing of invoice processing and payments. The usage of cash during the period was partially offset by $11.3 million non-cash expense primarily for depreciation and stock-based compensation and a $6.4 million increase in deferred revenue.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth. Net cash used in investing activities was $38.2 million and $1.8 million in the first nine months of fiscal 2009 and 2008, respectively.

The increase in net cash used in investing activities in the first nine months of fiscal 2009 is attributable to an increase in purchases of short-term investments of $30.0 million and a $3.8 million increase in capital expenditures offset by a decrease in the sale and maturities of short-term investments of $2.7 million. The purchases of property and equipment in the nine months of fiscal 2009 were due to acquisition of test equipment to support our product development and purchases related to the continual build out of our infrastructure to support our growth.

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

Net cash used in financing activities in the first nine months of fiscal 2009 was $4.3 million as compared to net cash provided by financing activities of $96.3 million related primarily to our IPO for the same period of fiscal 2008. Cash used in the first nine months of 2009 was primarily due to a $4.0 million repayment of our line of credit and repurchase of shares of our common stock of $1.5 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$9,986	$443	$4,350	$3,828	$1,365
Non-cancellable inventory purchase commitments	10,004	10,004	—	—	—

Total	$19,990	$10,447	$4,350	$3,828	$1,365

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of December 31, 2008, we believe that our exposure related to these guarantees and indemnities as of December 31, 2008 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

Foreign Currency Risk

Most of our sales contracts are denominated in the United States Dollar. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in foreign currency exchange rates. Additionally, our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by foreign currency fluctuations. Our exposures are to fluctuations in exchange rates in the United States Dollar versus the British Pound, the Euro, the Swiss Franc and, to a lesser extent, the Japanese Yen, the Korean Won and the Chinese Yuan.

In order to decrease the inherent risk associated with translation of foreign currency cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. Additionally, during the three months ended December 31, 2008 we began hedging British Pound denominated receivables held by us to reduce the risk that our earnings would be adversely affected by the fluctuations in the exchange rate of the British Pound against the United States Dollar. We account for these derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts are recorded each period as a component of other income/expense, in the consolidated statements of operations.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction loss, including the impact of hedging, was $0.5 million and $0.9 million in the three and nine months ended December 31, 2008, respectively.

Interest Rate Sensitivity

We had cash equivalents totaling $53.7 million at December 31, 2008. These amounts were invested primarily in money market funds. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at December 31, 2008, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $53,700 over a one year period.

Short-term investments consist of United States Government treasury and agency obligations, municipal bonds, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash equivalents, held at December 31, 2008 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$30,139	$29,997	$29,855	$29,571	$29,713
Municipal bonds	6,156	6,150	6,146	6,135	6,140
Commercial paper	5,250	5,245	5,238	5,227	5,233
Corporate debt securities	5,681	5,664	5,647	5,613	5,630

Total short-term investments	$47,226	$47,056	$46,886	$46,546	$46,716

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$30,424	$30,139	$29,855	$29,286	$29,571
Municipal bonds	6,166	6,156	6,146	6,125	6,135
Commercial paper	5,262	5,250	5,238	5,216	5,227
Corporate debt securities	5,716	5,681	5,647	5,578	5,613

Total short-term investments	$47,568	$47,226	$46,886	$46,205	$46,546

At December 31, 2008, we had no interest rate exposure to our existing obligations since we had no outstanding principal under our subordinated term loan agreement and have not made any borrowings under our revolving line of credit. However, we could be exposed to interest rate risk if we make borrowings under our revolving line of credit.

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

Risks Related to Our Business and Industry

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2008 and 2007, our net loss was $10.1 million and $15.5 million, respectively. While we reported net income in both the first quarter and third quarter of fiscal 2009 we were not profitable in the nine months ended December 31, 2008. As of December 31, 2008, our accumulated deficit was $174.0 million. During the remainder of fiscal 2009, we expect to incur incremental expenditures in connection with the expansion of our business, including the hiring of additional direct sales and other key personnel. In addition, as a public company, we anticipate that we will continue to incur significant legal, auditing, accounting and other expenses resulting from regulatory requirements that did not apply to us as a private company. As a result, we will be required to increase our revenue substantially in order to achieve consistent profitability.

Current adverse economic conditions and reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the economic health of our current and prospective customers, suppliers and manufacturers. In addition, the purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital and other resources. The current global economic crisis has dramatically reduced business spending on technology infrastructure. The shortage of liquidity and credit combined with substantial losses in equity markets could adversely impact the economic health of our suppliers and manufacturers as well as our current and prospective customers and further reduce their spending on technology infrastructure. Any harm to the economic health of our current and prospective customers could impair our customers’ ability to obtain credit to finance their purchases or result in order cancellations or indefinite shipping delays. In addition, if our suppliers and manufacturers are adversely affected by the current economic conditions it could affect their ability to fulfill their commitments to us, which could adversely impact our ability to fill our customers’ orders or develop new products on a timely basis, if at all.

Due to the global economic downturn, we experienced a slowdown in our cash collections, which resulted in increased DSO during the three months ended December 31, 2008. Decreased economic health of our current and prospective customers, continued or increased weakness in economic conditions, or a further reduction in information technology spending even if economic conditions improve, may continue to adversely impact our business, operating results and financial condition in a number of ways, including inventory writedowns, longer sales cycles, lower prices for our products and services, reduced units sales, increased number of days of sales outstanding and customer payment defaults.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict. If our operating results fall below expectations, the price of our common stock could decline.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter, which makes forecasting our future operating results difficult. In addition, many of the orders we receive may include conditions, such as customer acceptance provisions, or may not ship or be installed during the quarter in which they are received, in which case we cannot recognize revenue for those orders. Many of our orders are conditional upon successful testing of our products, and orders placed with our resellers by governmental entities may generally be terminated unilaterally or may be subject to additional conditions. As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult.

In any quarter, our revenue may be largely attributable to a single customer’s orders. While in the three and nine months ended December 31, 2008, no customer represented 10% or more of our total revenue, in the first quarter of fiscal 2009, 20% of our revenue was attributable to sales to one customer. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:

•

reductions in customers’ budgets for information technology purchases and indefinite delays in their budgeting and purchasing cycles, especially given current global economic conditions, could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage requirements and IT infrastructures;

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

We face significant competition from a number of established companies, which have offered and may continue to offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers.

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

In addition, these competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products or technologies at a significantly lower initial cost than our products. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage solution to a customer. Our competitors also may choose to adopt more aggressive pricing policies than we may choose to adopt. For example, some of our competitors have offered their products either at significant discounts or even for free in response to our efforts to market the technological merits and overall cost benefits of our products.

Some of our competitors may also have the ability to manufacture competitive products at lower costs. Our current or potential competitors may also offer bundled arrangements that include IT solutions, such as document management or security that we do not currently offer and that are unrelated to storage, but that may be desirable and beneficial features for our current and prospective customers. We also face competition from current and prospective customers that continually evaluate our capabilities against the merits of manufacturing storage products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors or third parties, some of which already exist, to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our ability to increase our revenue will depend substantially on our ability to attract and retain sales and other key personnel, and any failure to attract and retain these employees could harm our future revenues, business, operating results and financial condition.

Our ability to increase our revenue will depend substantially on our ability to attract and retain qualified sales personnel. In particular, we anticipate hiring direct sales personnel in the remainder of fiscal 2009 and our operating plan assumes that we will be able to attract and retain our sales and other key employees. These positions require candidates with specific backgrounds in the storage industry, and competition for employees with this expertise can be intense. In addition, we believe that there are only a limited number of individuals with the specific skills required for many of our sales and other key positions. We have experienced substantial competition in our hiring efforts and also in our retention efforts as our personnel have been frequently recruited by other companies, including our competitors. As a result, we may be unable to identify, hire, or retain qualified individuals, which could have a material adverse effect on our future revenues, business, operating results, and financial condition.

To the extent that we are successful in hiring new employees to fill these positions, we need a significant amount of time to train the new employees before they can become effective and efficient in performing their jobs. As a result of the difficulty in finding and training qualified candidates, it is critical for us to retain the individuals who currently fill these positions. In particular, because competition for highly skilled sales and engineering employees can be intense in our industry, recruitment practices can be aggressive. Substantial groups of our employees in key functional areas such as sales and systems engineers have been targets of aggressive recruiting efforts, which could reoccur and result in a loss of key employees. Many of the employers with whom we compete for talent, or who may target our employee base, are larger with substantially greater resources than we have and may be able to offer compensation packages or other benefits that we do not provide or that are substantially more lucrative than our operating budgets permit. Any loss of our existing or future sales or other key personnel could harm our business, operating results and financial condition.

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

We have in the past and may in the future experience quality control issues and delivery delays with our suppliers due to factors such as high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. We do not have a long-term contract with any of our current suppliers, and we purchase all components from our suppliers on a purchase order basis. In addition, the current global economic downturn could adversely impact our suppliers’ ability to provide essential services to us on a timely basis, if at all. If any of our suppliers were to cancel or materially change their commitments with us or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, be unable to develop or sell certain products cost-effectively or on a timely basis, if at all, and have significantly decreased revenue, which would harm our business, operating results and financial condition.

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

If we fail to manage growth effectively, our business would be harmed.

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2008, our number of employees increased from 312 to 451 and in the nine months ended December 31, 2008, we increased our number of employees to 572. We have also expanded the geographic scope of our business during that period, including the recent establishment of research and development operations in Northern Ireland. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with vendors in select international markets. Continued growth in the size and scope, including the geographic scope, of our business operations will require substantial management attention with respect to integrating and retaining highly skilled and motivated individuals; managing increasingly dispersed geographic locations and facilities; establishing an integrated information technology infrastructure; and establishing company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization but that address both U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2008, we derived 17% of our revenue from end customers outside the United States and in the three and nine months ended December 31, 2008, we derived 16% and 14% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute in a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, the United Kingdom, Germany and Japan, and agreements with third-party resellers in Poland, Spain, Japan, the United Kingdom, Korea, Italy, Belgium, the Netherlands, France, Luxembourg, Czech Republic, India, Indonesia, Malaysia, Singapore and South Africa. In addition, we currently have international subsidiaries in the United Kingdom, Germany and Japan. We expect to continue to hire additional sales personnel and enter into agreements with third-party resellers in additional countries, and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

•	our inability to employ qualified management and other personnel;

•	the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;

•	the need to localize our products and licensing programs for international customers;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.

In addition, although the functional currency of our foreign subsidiaries is the U.S. Dollar, in countries outside the U.S. we transact business in various currencies besides the U.S. Dollar and we have certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. During the three months ended December 31, 2008, we began hedging certain British Pound denominated receivables held by us to reduce the risk that our earnings would be adversely affected by changes in the British Pound exchange rate. Our hedging activities reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could negatively impact our results from operations.

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

Developing our products is expensive. In fiscal 2008, our research and development expenses were $34.1 million, or 29% of our total revenue, and in the three and nine months ended December 31, 2008, our research and development expenses were $11.5 million, or 24% of our total revenue, and $33.7 million, or 25% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NYSE have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these new rules and regulations made it more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, which would require additional financial and management resources.

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

The trading prices of the securities of technology companies have been highly volatile, and our common stock has limited trading history. Factors that could affect the trading price of our common stock include:

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	variations in our operating results;

•	announcements of technological innovations, new or enhanced services, strategic alliances or significant agreements by us or by our competitors;

•	gain or loss of significant customers;

•	recruitment or departure of our key personnel;

•	the volume of shares of our common stock available for public sale, including for sale by affiliates and other stockholders that own substantial amounts of our common stock;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

At December 31, 2008, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 56% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased		Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2008	2,083	(1)	$0.58	—	—
November 1 - November 30, 2008	227,200	(2)	6.77	227,200	8,450,846
December 1 - December 31, 2008	5,250	(1)	3.58	—	—

Total	234,533		$6.64	227,200	8,450,846

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment pursuant to the provisions of our 1999 Stock Plan and 2000 Management Stock Option Plan.

(2)	Represents shares repurchased by us in connection with the stock repurchase program we announced on July 29, 2008 for an investment up to $10 million for the purchase of shares of our common stock in the open market, subject to applicable securities laws, rules and regulations. The shares may be repurchased at our discretion from time to time in the open market.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

10.26	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and each of its executive officers (other than James Dawson, Jeannette Robinson and Alastair Short).

10.27	Form of Amendment to Management Retention Agreement entered into between the Registrant and each of James Dawson and Jeannette Robinson.

10.28	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and Alastair Short.

10.29	Offer Letter Agreement by and between the Registrant and Ashok Singhal dated April 19, 1999.

10.31	Amended and Restated Employment Agreement by and between the Registrant and David Scott dated December 19, 2008.

10.32	Notice of Grant of Restricted Stock under the 2007 Equity Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: February 13, 2009

3PAR Inc.

By:	/s/ ADRIEL G. LARES
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.26	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and each of its executive officers (other than James Dawson, Jeannette Robinson and Alastair Short).

10.27	Form of Amendment to Management Retention Agreement entered into between the Registrant and each of James Dawson and Jeannette Robinson.

10.28	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and Alastair Short.

10.29	Offer Letter Agreement by and between the Registrant and Ashok Singhal dated April 19, 1999.

10.31	Amended and Restated Employment Agreement by and between the Registrant and David Scott dated December 19, 2008.

10.32	Notice of Grant of Restricted Stock under the 2007 Equity Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.