Form 10-K
period 2009-03-31
3PAR Inc.
filed 2009-06-12
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☑

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of the chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of September 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the Registrant had an aggregate market value of approximately $179.1 million, based on the closing price reported for such date on the NYSE Arca. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of September 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 31, 2009 was: 61,393,017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Overview

We are the leading global provider of utility storage solutions for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities. Utility storage is a category of data storage systems built for utility computing and the virtual datacenter and is a segment of the larger global market for Fibre Channel and iSCSI open storage area networks where we compete with larger and more established companies. Utility computing is an emerging information technology, or IT, architecture that allows organizations to create cost-effective virtualized IT infrastructures for flexible workload consolidation by using server virtualization technologies, utility storage systems, and blade servers, which are high-density, self-contained computer servers designed to optimize and minimize physical space. Storage virtualization is an abstraction of storage resources that presents a logical view of storage resources that is independent from actual underlying physical storage assets. Such a presentation of storage resources enables the pooling of available storage assets, improving the efficiency and availability of storage resources. Utility computing is designed to enable organizations to deliver services more rapidly, flexibly, reliably, and economically than they would otherwise be able to deliver through traditional approaches such as mainframe and distributed computing models. Utility computing also enables new service delivery models that allow IT organizations to deliver software and hardware as a service both internally and as part of a cloud computing deployment. IT organizations, such as datacenters, are increasingly adopting storage virtualization, including highly virtualized utility storage, to improve storage resource utilization and reduce the amount of energy required to power and cool them.

We help organizations build storage infrastructures to meet performance and high availability demands. Our storage systems are designed to be self-managing, or smart, capacity efficient, or thin, and resiliently adaptable, or ready. We believe our storage systems provide substantial benefits for our customers, including reducing administrative costs and provisioning complexity, improving server and storage utilization, easing power and cooling requirements, scaling efficiently to support continuous growth, and adapting rapidly to meet changing business needs.

Headquartered in Fremont, California, we began operations in May 1999 and started commercial shipments of our products in March 2002.

Our Strategy

Management and protection of data across an enterprise is increasingly viewed by organizations as a mission-critical task. However, as modern workloads have become increasingly complex for organizations to manage, we believe enterprises have struggled with limitations in traditional storage systems, which were generally not designed to address current data management issues, such as rapid rates of data growth, the need for quick deployment of new applications, the need for regulatory data retention, and the desire to align data storage costs with business growth. As a result, we believe organizations commonly encounter significant and increasing challenges with respect to their storage infrastructure, including those associated with suboptimal utilization of storage resources, excessive power consumption, implementation complexity, and the increasing demand for IT agility and responsiveness to address changing business requirements.

Our mission is to provide storage solutions that are simple and efficient. Our storage solutions are designed to be easy to manage, or simple, and more cost- and energy-efficient, or efficient, than traditional storage systems. Key elements of our strategy include:

•

Addressing the Need for Utility and Cloud Computing. We define cloud computing as the delivery of services over the Internet on a variable cost basis, such as a subscription. We believe that utility computing architectures based on highly virtualized server and storage technologies are one of the best ways of delivering cloud computing services. We see two different models for building utility computing infrastructures to support cloud computing: “public” and “private” cloud models. We believe the public cloud model is appropriate for service providers that sell IT services and/or Hardware- and Software-as-a-Service, or HaaS/SaaS, over the Internet to end user customers. This includes hosting providers, managed service providers, or MSPs, HaaS/SaaS providers, and Web 2.0 companies. We believe the private cloud model, also known as the virtual datacenter, is appropriate for mid-sized to large enterprises and financial services firms that want to build a private, in-house infrastructure to securely deliver services over their internal network to an internal user base.

With both approaches, utility computing is the underlying architecture that brings virtualization, automation, and clustering technologies together to create shared IT infrastructures for flexible workload consolidation. Our utility storage systems are designed to enable customers to build highly virtualized infrastructures to support services delivery through both public and private cloud models while lowering the total lifetime cost of ownership for their data storage. Continuing to address this need is an important part of our operational strategy.

We believe that the market for utility and cloud computing is in the early stages. We intend to make a concerted effort to increase market awareness of the benefits of cloud computing by targeting organizations that can benefit from virtual datacenters built for external services delivery and for the delivery of enterprise IT as a utility service within the organization. We believe that our utility storage products enhance service delivery and storage economics by offering higher performance and by increasing the efficiency of virtualized server deployments at a lower total cost of ownership than traditional storage systems.

•

Helping Customers “Do More with Less.” We believe our highly virtualized, utility-based approach to storage has been shown to help our customers reduce the overall capital expenditure associated with their storage capacity and infrastructure purchases and the operating expenditure associated with ongoing administration and maintenance of their storage infrastructure. In other words, our storage systems are designed to enable customers to “do more with less”—fewer dollars, fewer systems, less storage capacity, less infrastructure, less energy, and less administration time. We believe that our emphasis on doing more with less is particularly important in the context of the current economic downturn and we intend to continue to make it a key element of our strategy in the future.

•

Maintaining and Extending Our Technology Leadership in Utility Storage. Since our inception in 1999, we have striven to achieve a technology leadership position in the storage industry. We designed our utility storage systems from the ground up to meet the specific needs of the virtual datacenter and we created the category of storage known as utility storage. We are also regarded as a pioneer of thin provisioning, a now-popular storage virtualization technology design that virtualizes storage capacity independent from physical storage capacity, thus reducing up-front and ongoing storage capacity purchases and easing storage administration for organizations.

Our technological innovation includes system design and architecture, hardware design, and software development. As a leader and pioneer in storage virtualization technologies, we intend to maintain and extend our technology leadership position by continuing to invest heavily in our research and development efforts.

•

Building Substantial Repeat Business with Existing Customers. We intend, based on our customers’ experience of the performance and cost benefits of our storage systems, to target our customers for substantial repeat business by selling additional products to meet our customers’ needs as their businesses grow and their data requirements increase. We will attempt to further penetrate our existing customer base by delivering broad and interoperable storage systems suitable for a wide variety of deployments with a focus on achieving high levels of customer satisfaction.

•

Expanding Our Customer Base through Direct Customer Relationships in Core Markets. In our core markets, we are focused on developing relationships directly with large aggregators of storage demand through our direct sales force and customer service personnel. Because of the importance of the data that our customers are entrusting to our products, we believe it is important to maintain a direct relationship with them. We have direct sales personnel located in the United States, the United Kingdom (UK), Germany, Japan, and Canada and direct customer service personnel in the United States, Germany, Switzerland, Singapore, Japan and the UK. During fiscal 2009, we added to our direct UK sales force and expanded our UK sales office. We also enhanced our direct support presence with the addition of customer services specialists based in the UK to serve the UK and Germany. We believe that maintaining and expanding our physical presence in local markets has been and will continue to be essential to maintaining good relationships with our customers in these markets. We also believe that communication among our customers is both rapid and frequent and our sales process is highly dependent on strong word-of-mouth recommendations among our customers. Consequently, we intend to continue investing in the expansion of our direct sales force and customer service organization, both in the United States and internationally, in order to maintain our customer relationships and continue earning strong recommendations from them.

•

Expanding Our Alliances and Our Network of Channel Partners, Resellers, and Authorized Service Providers to Support Growing Customer Base. We have developed alliances with a variety of companies that provide servers and server virtualization and network infrastructure components. We intend to continue developing our alliances to provide our customers with the ability to more easily integrate our utility storage products within their IT infrastructures. We have also developed a global network of channel partners, resellers, and authorized service providers to sell, support, and service our products in markets in which we do not have a direct physical presence. We intend to continue to expand our network of channel partners, resellers, and authorized service providers to maintain and improve the quality and responsiveness of the sales and support services that our customers require in those markets.

Our Customers

Organizations that generate and retain large amounts of data use enterprise-level storage systems such as ours for storing, protecting, and recovering electronic information in the form of digital data. Efficient and accurate access to data can be critical to the success of an organization and can be a key competitive differentiator. Our target customers are primarily organizations for whom serving information is mission-critical, including external service providers (for example, MSPs and HaaS/SaaS providers) and internal service bureaus (for example, IT organizations within enterprises and government agencies). Both groups benefit from delivering solutions based on a utility service model that leverages a low-cost, shared, virtualized infrastructure for workload consolidation and flexible resource allocation. As of March 31, 2009, we have sold over 1,200 utility storage systems to more than 500 mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities worldwide.

•

Mid-Sized to Large Enterprises. Across the spectrum of mid-sized to large enterprises, there are IT organizations that have transformed—or are in the process of transforming themselves—into internal service bureaus that leverage shared, virtualized infrastructures for workload consolidation and flexible resource allocation. Many of these companies are building in-house virtual datacenters to enable internal services delivery according to a private cloud model. This customer category includes companies such as Symantec Corporation, Carphone Warehouse, and Fresenius Medical Care.

•

Financial Services Firms. Our financial services firm customer category includes investment banks, exchanges and hedge funds that depend on the high performance and high availability of 3PAR InServ storage servers to run their heavy transactional operations. This customer segment also includes commercial banks, insurance companies and other financial institutions that are transforming their datacenters into internal service bureaus. Theses customers include Credit Suisse, Nordea Bank and TransUnion.

•

Cloud Computing Service Providers. Our cloud computing service provider customer category includes companies with a business-to-business focus, including infrastructure and application hosting providers, MSPs, HaaS/SaaS providers, and business transaction and business information service providers. These customers include SAVVIS, Omniture and USi, an AT&T company.

•

Consumer-Oriented Internet/Web 2.0 Companies. Our consumer-oriented Internet/Web 2.0 customer category includes companies with a business-to-consumer focus. These include Web 2.0, social networking companies, and other primarily Internet-based businesses serving the needs of a large number of consumers, many using a cloud computing delivery model in doing so. These customers include MySpace.com, IAC /Ask.com and Careerbuilder.com.

•

Government Entities. Our government end-customers include the United States Department of Justice, the United States Census Bureau and Department of Defense. Orders placed with our resellers by government end customers may generally be terminated unilaterally by the government end-customer or may be subject to additional conditions not typically found in our other end customer contracts. During fiscal 2009 and 2008, approximately 8% and 9% of our revenue resulted from sales by our resellers to government end customers, respectively.

While in fiscal 2009 and 2008, no customer represented 10% or more of our total revenue, in the first quarter and fourth quarter of fiscal 2009 and the first quarter of fiscal 2008, 20%, 12%, and 25% of our revenue, respectively, was attributable to sales to single customers in each of those periods. We do not have agreements in place with these customers, or any other customer, that obligate such customers to long-term purchase or repeat order requirements. The loss of any of these customers could have a material adverse effect on our results of operations and cash flows. In fiscal 2009, we derived 16% of our revenue from shipments to customer locations outside the United States. See Note 12 to the Consolidated Financial Statements for a summary of revenue by geographic area.

Our Technology and Products

We designed our utility storage platform to address the limitations of traditional storage arrays by delivering a smart, thin, and ready storage solution to enhance the performance and economics of the virtual datacenter. We believe we are the first provider of storage systems designed specifically to meet the needs of utility and cloud computing and the virtual datacenter. Our work with thin provisioning and thin technologies has significantly advanced our mission of providing simple and efficient storage solutions, as those technologies have been shown to improve resource utilization and reduce capacity requirements, energy consumption, administration time, and provisioning complexity. Additionally, our proprietary storage system architecture is designed to enable non-disruptive and massive scalability within a single, tiered storage system over time. The purpose of this design is to allow customers to scale their storage systems efficiently and cost-effectively to support continuous or rapid growth while also adapting quickly to the changing business needs that they face. Our technology and products are defined by the following principles:

•

Smart. Our systems are designed to be self-managing. They also offer rapid and self-executing, or autonomic provisioning of storage volumes of varied service levels and sizes without pre-planning and in just a few seconds as compared to minutes, hours, or days with legacy systems. Our software autonomically load-balances data on physical disks to optimize application performance on an ongoing basis. This software is designed to reduce training requirements and simplify cross-platform interoperability for remote backup and replication.

•

Thin. Our systems are designed to allow customers to significantly improve utilization of physical resources by minimizing the use of pre-allocated, unused storage capacity that is a common problem with legacy storage provisioning methodologies employed by traditional storage systems. Our thin provisioning software lets an application consume only the storage it actually needs, only as it actually requires that capacity for written data. This “dedicate-on-write” approach differs from the traditional “dedicate-on-allocation” approach employed by legacy storage systems, which require capacity to be allocated up-front. Because our systems allow storage to be consumed only as it is actually used, a greater percentage of the overall system capacity can be used, which increases capacity utilization rates and reduces the amount of physical storage that customers must purchase, house, administer, power, and cool.

•

Ready. Our systems are designed to offer a low initial cost of ownership and then scale non-disruptively as customer needs grow over time. Our storage arrays can support up to 600 terabytes of storage in a single, consolidated, highly scalable system. This storage capacity can be mixed between various types of disk drives in order to meet the differing performance and budgetary needs of a variety of applications all from a single storage system. Our systems also allow both Fibre Channel and iSCSI host connectivity concurrently, which permits the consolidation of a wide variety of applications and servers to streamline datacenter infrastructure and reduce facilities, administration, and other operating costs. Through our alliances with network attached storage (NAS) gateway vendors, we offer open, unified storage solutions for overall storage consolidation. Capacity can be purchased incrementally or on an as-needed basis, enabling customers to pay only for what they need, when they need it.

Our clustered controller architecture also allows our utility storage solutions to be configured to target demands for high availability. This architecture has been designed to tolerate component failures in hardware, including individual controller nodes, without servers losing access to storage volumes. We offer sophisticated remote replication software to protect customers from single-system and site failures over both short and long geographic distances. Flexible copy-on-write snapshot technology—which captures only changes in written data—integrates with leading databases and backup software to allow rapid application recovery. This combination of features is designed to allow customers to maintain data availability, minimize the impact of component failures, and allow faster recovery if application failures require rapid retrieval of previous copies of data.

Utility Storage Platform

Our utility storage platform features a uniquely architected, integrated hardware system that includes a proprietary operating system and a range of available software applications.

The 3PAR Utility Storage platform is designed to save our customers money in the following ways:

•	By improving our customers’ resource utilization and reducing the amount of physical storage capacity they require, allowing them to purchase fewer storage arrays.

•	By reducing the energy and floor space required by customers to power, cool, and house their storage.

•	By reducing the amount of time and resources customers are required to dedicate to the implementation and ongoing management of their storage.

InServ Storage Servers

We believe our 3PAR InServ® Storage Servers help customers build a data storage infrastructure with the ability to quickly meet their changing business needs at a lower total cost than that often associated with traditional storage. We designed our family of InServ Storage Servers to deliver high levels of performance and consolidation simply and affordably, enabling our customers to avoid the need to overprovision capacity or resort to complex administration to increase resource performance and utilization. We believe our InServ Storage Servers enable customers to consolidate data from multiple applications and user groups having varying service level and performance requirements onto a single storage array. Through consolidation, user groups and applications are able to achieve greater storage service levels, in terms of performance, availability, and functionality, with less infrastructure and at reduced total cost as compared to traditional storage.

Our InServ Storage Servers feature two new classes of storage systems—the 3PAR InServ T-Class and F-Class Storage Servers— that we believe are highly scalable to address the varying needs of enterprise and service provider datacenters. By sharing the same tightly clustered, cache-coherent, load-balanced, and modular architecture, all InServ Storage Servers are built to offer a smart, thin, and ready tiered storage platform for resilient utility and cloud computing. Building upon the capabilities of the prior generation, S-Class and E-Class InServ Storage Servers, these next generation storage systems include the 3PAR Gen3 ASIC, which enables new hardware assisted detection of allocated-but-unused capacity.

InSpire Architecture—All of our storage servers feature our proprietary 3PAR InSpire Architecture, which we developed to deliver a simple yet powerful storage array for open systems. Central to this design is a high-bandwidth, low-latency backplane that unifies components into a highly scalable and autonomically load-balanced cluster.

The core hardware elements of our InSpire Architecture include our 3PAR Gen3 ASIC with integrated fat-to-thin processing capability, also known as Thin Built In™, our proprietary full-mesh backplane with storage controller nodes, host bus adaptors for server and disk connectivity, drive chassis, drive magazines, and disk drives. All active hardware components can be configured redundantly within the system and the entire clustered storage architecture is managed as a single entity.

We believe our InSpire Architecture is unique in that it enables all workloads to be distributed and shared across all system resources in a massively parallel fashion. This design is intended to deliver high and predictable levels of performance for all workloads as well as high utilization of purchased resources. Our InSpire Architecture also features controller nodes that allow each storage volume to be active on all of the controller nodes at the same time to support high availability, scalability and simplified management.

InServ T-Class Storage Servers—We designed the 3PAR InServ T-Class Storage Servers to address the needs of large and highly demanding service provider and cloud computing storage infrastructures. All T-Class storage servers use the 3PAR InSpire Architecture featuring the Gen3 ASIC with Thin Built In. The T-Class storage servers have a silicon-based thin technology built into the system hardware, which is designed to increase capacity utilization while maintaining high service levels.

InServ F-Class Storage Servers—We designed the 3PAR InServ F-Class Storage Servers to address the technical limitations of traditional midrange storage arrays by offering features and benefits typically only associated with high-end arrays. Our F-Class storage servers incorporate the same technologies as the T-Class storage servers but in a scaled-down, quad-controller capable system.

System Management Tools

Our 3PAR InForm® Operating System and associated management tools incorporate built-in automation of storage configuration, provisioning, and management for all of our InServ Storage Servers. The virtualization and automation architected into our operating system are designed to deliver rapid configuration, automated provisioning, autonomic configuration, ongoing self-optimization, and secure protection of data across a global IT environment—simply and economically.

Two management interface options are available for administering the InServ—the 3PAR InForm Management Console and the 3PAR InForm Command Line Interface, or CLI. Both management options are designed to provide instrumentation of all physical and logical objects for one or more storage servers, eliminating the need for extra tools and consulting related to diagnosis and troubleshooting.

InForm Operating System—We designed the 3PAR InForm Operating System to simplify storage management through advanced virtualization capabilities, autonomic data management features, and through providing a unified operating system that works across all InServ product lines. As the foundation of our proprietary suite of server software, the InForm Operating System was developed to eliminate array planning, to provide instant, application-tailored provisioning, and to deliver a storage infrastructure that is self-configuring, self-optimizing, self-healing, and self-monitoring. The use of a single operating system across all lines of our storage servers is also intended to minimize training time related to storage management and to provide interoperability of management and remote replication software for data protection.

InForm Management Console—We designed the 3PAR InForm Management Console to offer a simple point-and-click management interface that reduces the amount of training and ongoing administration required when working with the autonomic InForm Operating System. The InForm Management Console requires only a few actions for most system administration functions.

InForm Command Line Interface—We designed the 3PAR InForm CLI to be easy to use and scriptable for enhanced automation and customizability of InForm Operating System functionality. Like the InForm Management Console, the InForm CLI requires only a few commands for most system administration functions.

Software Applications

We also provide our customers with a number of supplementary software applications, some of which we sell bundled with the InForm Operating System and others under perpetual license agreements that customers may purchase with or after the initial system purchase. The following descriptions represent a selective sampling of our available software offerings:

Thin Provisioning—Our 3PAR Thin Provisioning software is designed to improve storage resource utilization by enabling customers to purchase capacity only as applications actually require it for written data. We believe this approach enables companies to scale their storage investments over time rather than having to estimate their storage needs and purchase all of their storage up front, which leads to low utilization rates and can result in the allocation of more capacity than a given project may ever need for actual written data.

Virtual Copy—We believe our 3PAR Virtual Copy software allows customers to affordably protect and share data from any application without performance or production impact. Since Virtual Copy is built on thin copy technology, it consumes minimal physical capacity by referring to existing data rather than duplicating it. Traditional snapshot technologies require both an up-front capacity reservation of approximately 20-30% and a copy-on-write operation for each snapshot, which consumes far more capacity and impacts overall array performance.

We have integrated Virtual Copy with a variety of applications including Microsoft® Exchange, Microsoft® SQL Server®, and Oracle® Databases. This integration is designed to ensure that snapshots taken of data stores are consistent, enable integration with backup products, and facilitate rapid application recovery. Hundreds of copy-on-write snapshots of a single volume may be taken over consecutive periods to deliver a near-continuous data protection facility with many recovery points.

Remote Copy—Our 3PAR Remote Copy software is designed to allow users to maintain data availability for business continuity by copying data from one InServ storage server to another in a remote location. Since Remote Copy is built on thin copy technology, it is capable of replicating both traditional and thin provisioned volumes. Remote Copy offers both synchronous and periodic asynchronous remote replication over short and long geographic distances.

Virtual Domains—Our 3PAR Virtual Domains software is designed to deliver secure access and improved storage services for different applications and user groups. Virtual Domains is capable of segregating a single InServ Storage Server into thousands of secure virtual arrays, similar to virtual machine software. We believe by providing secure administrative segregation of users and hosts, Virtual Domains allows IT organizations to deliver customized, secure, and even “self-service” storage to multiple administrators, applications, and customers while still enabling organizations to enjoy the benefits of storage consolidation. Since users (or groups) have access to only those virtual domains to which they have been granted access, they can independently administer and monitor the system without interference from or visibility of other users.

Dynamic Optimization—Our 3PAR Dynamic Optimization software is designed to enable IT administrators to define desired service levels to allow users to provision capacity and simply manage data lifecycle management policies. Dynamic Optimization is designed to allow organizations to align application and business requirements with data service levels to achieve optimal data service levels at a lower cost across all stages of the disk-based data lifecycle.

Sales and Marketing

We market and sell our products and support services primarily through our direct sales force but we also sell indirectly through resellers and channel partners. Our sales and marketing team consisted of 206 employees as of March 31, 2009.

Direct Sales: Our direct sales team, with assistance from our marketing team, sells directly to large commercial enterprises worldwide, as well as to limited public sector accounts in the United States, including federal and state government entities. We maintain sales offices in the United States, the United Kingdom, Germany and Japan.

Indirect Sales: Our indirect sales consist of resellers and channel partners. Our channel partners and resellers primarily sell our products in markets, including non-English speaking countries, where we do not have a significant direct sales presence. In addition to selling and marketing our products, our channel partners have been trained by us and provide installation on our behalf in their local markets. Furthermore, we rely largely on resellers to sell our products to public sector accounts in the United States, including federal and state government entities. We also engage resellers to transact commercial sales in limited situations in the United States. When selling through resellers, as opposed to channel partners, we provide the installation of our storage systems to the end-customer.

Marketing and Product Management

In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales process and team. Our marketing activities include lead generation, tele-sales, advertising, website operations, direct marketing and public relations, as well as participation at technology conferences and trade shows.

Customer Services

We offer different maintenance support programs depending upon the needs of our customers’ deployments. Our customer service and support programs involve hardware support, software support and software upgrades on a when-and-if available basis for our InForm Suite and other software applications. Our customer services department includes support personnel located in California, the United Kingdom, Germany, Switzerland, Singapore and Japan, who are available to respond 24 hours a day, every day of the year. We extend our support capabilities by qualifying and training authorized service providers and channel partners that can provide service and support to end customers in locations in which we do not provide direct support. We provide on-going support to our channel partners through backline support maintenance programs.

Research and Development

Continued investment in research and development is critical to our business. Because our utility storage solution is an integrated system of hardware and software, our research and development organization contains both hardware and software engineers. We employ application-specific integrated circuits, or ASIC, and storage systems engineers in the design, development, test and certification of our storage systems. We also employ software engineers in the design, development and test of our InForm Suite. As of March 31, 2009, our research and development team consisted of 204 full-time employees, 183 of which are located in Fremont, California and five in Woodinville, Washington. In June 2007, we opened a software development office in Belfast, Northern Ireland, which as of March 31, 2009 had a team of 16 engineers. We test and certify our platforms against a variety of third-party servers, operating systems, drivers, gateways, host bus adaptors and SAN fabric components. We plan to continue to dedicate significant resources to these continued research and development efforts. Further, as we continue to expand internationally, we may incur additional costs to conform our products to comply with local laws and local product specifications.

Research and development expense totaled $46.3 million, $34.1 million and $24.5 million for fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Manufacturing

Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform manufacturing tasks internally that we believe cannot be outsourced and performed more effectively by specialized manufacturing partners. Our manufacturing operation located in our 56,000 sq. ft facility in Fremont, California, consists primarily of materials procurement, product assembly, product testing, quality assurance and global logistics. As of March 31, 2009 our manufacturing operations team consisted of 34 full-time employees.

We also rely on a number of key suppliers in the manufacture and assembly of our products. These suppliers include Xyratex Technology Limited, or Xyratex, and Seagate Technology, or Seagate, from which we acquire our disk drives; Power-One, Inc., or Power-One, our supplier of power systems; and Renesas Technology Corp., or Renesas, our supplier of ASICs, which are a component of our controller nodes. In addition, we rely on AsteelFlash Group, or AsteelFlash, and Xyratex as contract manufacturers of our disk chassis.

Our Competition

The market for storage infrastructure is competitive and continually evolving. We compete against vendors in the data storage market that provide midrange and high-end storage array solutions. We expect competition to persist and intensify. Our main competitors that provide traditional monolithic storage arrays include EMC Corporation, or EMC, Hitachi Data Systems Corporation or Hitachi, and IBM and their respective resellers and original equipment manufacturers, or OEMs.

Our main competitors that provide traditional modular storage arrays include EMC, Hewlett-Packard Company, NetApp Inc., Hitachi, IBM, Sun Microsystems, Inc., or Sun, and Dell Inc., or Dell, as well as their respective resellers and OEMs. Two of these competitors, EMC and IBM, have released clustered modular storage systems that have some limited architectural similarities to our storage platform. As the storage market opportunity grows, we also expect competition from emerging private companies and networking and telecommunications equipment suppliers that increasingly compete with our product offerings.

Many of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including long-standing relationships with our current or potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

We believe that the principal factors on which we compete are the ease of use and the scalability of our products, the total cost of ownership of our utility storage platform, and the quality of our customer service and support. The benefits of our products that we emphasize from a competitive perspective include our ability to:

•	Deliver rapid and autonomic provisioning of storage volumes

•	Autonomically load balance data on physical disks

•	Minimize the use of pre-allocated, unused storage capacity

•	Efficiently allocate an application the virtual storage capacity it requires

•	Scale non-disruptively within a single, tiered storage system

•	Configure our utility storage solutions to target demands for high availability

Environment

We are committed to reducing both the energy requirements and the environmental impact of storage. For years we have been an industry leader in developing thin, green technologies that promote sustainability by increasing storage efficiency and reducing energy consumption. We also sponsor programs to promote energy efficiency and conservation.

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment, or WEEE, and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, regulations adopted by the European Union.

In February 2007, we announced the creation of our Carbon Neutral Storage initiative. Through this initiative, we augment the inherent energy efficiency of our utility storage platform by purchasing carbon offsets for every terabyte of disk capacity sold with our Thin Provisioning software. Our customers enrolled in this program since 2007 have accounted for a combined annualized energy savings equivalent to approximately 33 million kilowatt-hours and $4 million dollars. We believe our Carbon Neutral Storage initiative effectively delivers carbon-neutral storage by funding the purchase of carbon credits equivalent to one metric ton of carbon dioxide gas, or CO2, for each terabyte of 3PAR Utility Storage sold with Thin Provisioning. We purchase our carbon credits through TerraPass, Inc., one of the leading retailers of greenhouse gas reduction programs in the United States.

In 2008 we introduced our Virtual Technology Incentive Program, which enables our customers to receive financial incentives in the form of rebates from select utilities companies for their participation in datacenter storage virtualization efforts and thin provisioning projects. These rebates are based on the approximate amount of energy savings achieved by our customers through storage virtualization and their use of our Thin Provisioning software and our other thin technologies.

Intellectual Property and Proprietary Rights

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been issued 26 United States patents, which expire between 2021 and 2027, and we have 15 United States utility patent applications pending. We also have counterparts granted and pending in other jurisdictions around the world. Our registered trademarks in the United States are the “3” design logo, “3PAR,” “InServ,” “InForm,” “InSpire” and “Serving Information.” In Europe, the “3” design logo, “3PAR,” “InServ,” “InSpire,” are registered Community Trade Marks. In Japan, the “3” design logo, “3PAR,” “InServ” and “InSpire” are registered trademarks. If not renewed, our trademarks expire between 2012 and 2016.

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and resellers, and our software is protected by United States and international copyright laws.

We may not receive competitive advantages from the rights granted under our patents and other intellectual property rights. Our competitors may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around the patents we own or license. Our existing and future patents may be circumvented, blocked, licensed to others or challenged as to inventorship, ownership, scope, validity or enforceability. It is possible that literature we may be advised of by third parties in the future could negatively affect the scope or enforceability of either our present or future patents. Furthermore, our pending and future patent applications may not issue with the scope of claims sought by us, if at all, or the scope of claims we are seeking may not be sufficiently broad to protect our proprietary technologies. Moreover, we have adopted a strategy of seeking limited patent protection with respect to the technologies used in or relating to our products. If our products, patents or patent applications are found to conflict with any patents held by third parties, we could be prevented from selling our products, our patents may be declared invalid or our patent applications may be denied. In foreign countries, our intellectual property rights may be substantially limited or entirely denied due to differences in applicable intellectual property laws or due to our inability to effectively enforce our rights under laws, or due to certain facts that are currently unforeseen or unforeseeable. We may be required to initiate litigation in order to enforce any patents issued to us, or to determine the scope or validity of a third-party’s patent or other proprietary rights. Third parties could claim that our products or technology infringe their proprietary rights. We have in the past and may in the future be contacted by third parties suggesting that we seek a license to intellectual property rights that they may believe we are infringing. In addition, in the future, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights, as described in “Risk Factors—Risks Related to Our Business and Industry—Claims by other parties that we infringe their proprietary rights could harm our business.”

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

Employees

As of March 31, 2009, we had 591 full-time employees consisting of 204 employees in research and development, 206 employees in sales and marketing, 69 employees in general and administration and 112 employees in customer services and manufacturing operations. A total of 59 of these employees were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table shows the name, age and position as of May 1, 2009 of each of our executive officers:

Name	Age	Position
David C. Scott	47	President, Chief Executive Officer and Director
Adriel G. Lares	36	Vice President of Finance and Chief Financial Officer
Jeffrey A. Price	48	Chief Technical Officer, System Design, Co-Founder and Director
Ashok Singhal	49	Chief Technical Officer, System Architecture and Co-Founder
Peter Slocum	53	Vice President of Engineering
Randall J. Weigel	49	Vice President of Worldwide Sales
Paul L. Harvey	57	Vice President of Customer Service
Craig S. Nunes	47	Vice President of Marketing
Stephen F. Crimi	48	Vice President of Business Development and Alliances
Randall T. Gast	47	Vice President of Corporate Operations
Alastair A. Short	52	Vice President, General Counsel and Secretary
Jeannette Robinson	58	Vice President of Human Resources

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

Jeffrey A. Price is one of our co-founders and has served as our chief technology officer, system design since April 2009 and as a member of our board of directors since May 2001. From May 1999 to April 2009, Mr. Price served as our vice president of engineering. From February 1989 to April 1999, Mr. Price was a member of the architecture team at Sun Microsystems, Inc., a networking computing infrastructure solutions company, most recently as the director of systems engineering.

Ashok Singhal is one of our co-founders and has served as our chief technical officer since May 1999. In April 2009, Mr. Singhal’s title was changed to chief technical officer, system architecture. From September 1990 to April 1999, Mr. Singhal was a member of the architecture team at Sun Microsystems, Inc. where he served as the chief architect for mid-range servers from 1993 until April 1999. Mr. Singhal holds a BTech degree in Electrical Engineering from the Indian Institute of Technology, Kanpur and an M.S. and a Ph.D. in Computer Science from the University of California at Berkeley.

Peter Slocum has served as our vice president of engineering since May 2009. From January 2006 to August 2007, Mr. Slocum was the vice president of engineering at ViVotech, a privately-held provider of contactless payment software, transaction management systems and readers. From December 2002 to December 2005, Mr. Slocum was the vice president of systems quality assurance and engineering operations at Brocade Communications Systems, a data center networking solutions and services company. Prior to these roles, Mr. Slocum served as vice president of engineering at both Cylink Corporation, a provider of hardware and software security products for mission-critical private networks and business communications over the Internet and Octel Communications, a provider of voice messaging systems and services. Mr. Slocum holds an M.S. in Computer Science from Georgia Tech and an MBA from the University of California at Berkeley.

Randall J. Weigel has served as our vice president of worldwide sales since May 2009 and served as our regional vice president of North American commercial sales from July 2007 to April 2009. From January 2002 to July 2007, Mr. Weigel served as central area vice president of sales at Netapp, a provider of storage and data management solutions. From 1999 to 2002, Mr. Weigel served in various leadership positions for Cisco Systems, a networking company, including operations director for the Southwest. Mr. Weigel holds a B.A degree in Communications from the University of Iowa.

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

Risks Related to Our Business and Industry

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2009, 2008 and 2007, our net loss was $959,000, $10.1 million and $15.5 million, respectively. While we reported net income in both the first quarter and third quarter of fiscal 2009, we were not profitable in the year ended March 31, 2009. As of March 31, 2009, our accumulated deficit was $174.9 million. During fiscal 2010, we expect to incur incremental expenditures in connection with the expansion of our business, including the hiring of additional direct sales and other key personnel. In addition, we anticipate that we will continue to incur significant legal, auditing, accounting and other expenses resulting from public company regulatory requirements. As a result, we will be required to increase our revenue substantially in order to achieve profitability on an annual basis.

The general economic downturn and reduced information technology spending may adversely impact our business.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the financial health of our current and prospective customers, suppliers and manufacturers. In addition, the purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital. The general economic downturn has dramatically reduced business spending on technology infrastructure. The shortage of liquidity and credit combined with substantial losses in equity markets has adversely impacted, and may continue to adversely impact, the financial health of certain of our current and prospective customers and suppliers and manufacturers. Any harm to the financial health of our current and prospective customers could reduce their spending on storage infrastructure or impair their ability to obtain credit to finance purchases, which could result in lost opportunities, order cancellations or indefinite shipping delays. In addition, any harm to the financial health of our suppliers or manufacturers could adversely affect their ability to fulfill commitments to us, which could adversely impact our ability to fulfill orders and our research and development efforts.

Due to the general economic downturn, we experienced a slowdown in our cash collections during the three months ended March 31, 2009. Decreased financial health of our current and prospective customers, continued or increased weakness in general economic conditions, or a reduction in storage infrastructure spending even if general economic conditions improve, may adversely impact our business, operating results and financial condition in a number of ways, including inventory writedowns, longer sales cycles, lower prices for our products and services, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict. If our operating results fall below expectations, the price of our common stock could decline.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. For example, the general economic downturn has adversely affected our ability to forecast long-term operating results. Additionally, we typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter, which makes forecasting our future operating results difficult. Also, many of the orders we receive may include conditions or may not ship or be installed during the quarter in which they are received, in which case we cannot recognize revenue for those orders. Some of our orders are conditional upon customer acceptance criteria or successful testing of our products, and orders placed with our resellers by governmental entities may generally be terminated unilaterally or may be subject to additional conditions. As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations.

In any quarter, our revenue may be largely attributable to a single customer’s orders, which could result in a substantial amount of revenue without a corresponding increase in operating expenses. Although in fiscal 2009 no customer represented 10% or more of our total revenue, in the first quarter and fourth quarter of fiscal 2009, 20% and 12% of our revenue, respectively, was attributable to sales to single customers in each of those periods. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

In addition to other risk factors listed in this “Risk Factors” section, factors that may affect or result in period-to-period variability in our operating results include:

•

reductions in customers’ budgets for storage infrastructure purchases and indefinite delays in their budgeting and purchasing cycles, especially given the general economic downturn, could have an adverse effect on our business and operating results because the purchase of our products requires our customers to make strategic and capital investment decisions about their storage infrastructures;

•

aggressive pricing tactics by our competitors could adversely affect our operating results because we may offer our products at a discount to win business and maintain existing customers, which could decrease our gross margins;

•

the length of time between our receipt of orders and the recognition of revenue from those orders, which can be several quarters because orders may contain terms that do not permit us to recognize revenue until certain conditions have been satisfied;

•	reductions in the size of individual transactions involving initial system sales, because smaller systems tend to have a smaller software component and, therefore, could decrease our gross margins;

•	our ability to develop, introduce and ship, in a timely manner, new products and product enhancements that meet customer requirements; and

•	the timing of product releases or upgrades by us or by our competitors, which could have an adverse effect on our revenue if customers delay orders pending the new release or upgrade.

We face significant competition from a number of established companies, which have offered and may continue to offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers.

We face intense competition from a number of established companies that seek to provide storage solutions similar to our utility storage solution. Currently, these competitors include EMC, Hitachi, IBM, NetApp, HP, Sun. and Dell. All of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding the acceptance of a particular industry standard or competing technology.

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

Our ability to increase our revenue will depend substantially on our ability to attract and retain sales, management and other key personnel, and any failure to attract and retain these employees could harm our future revenues, business, operating results and financial condition.

Our ability to increase our revenue will depend substantially on our ability to attract and retain qualified sales personnel as well as replace sales personnel we promote to managerial positions within the sales organization. In particular, we anticipate hiring direct sales personnel in fiscal 2010 and our operating plan assumes that we will be able to attract and retain our sales and other key employees. These positions require candidates with specific backgrounds in the storage industry, and competition for employees with this expertise can be intense. In addition, we believe that there are only a limited number of individuals with the specific skills required for many of our sales and other key positions. We have experienced substantial competition in our hiring efforts and also in our retention efforts as our personnel have been frequently recruited by other companies, including our competitors. As a result, we may be unable to identify, hire, or retain qualified individuals, which could have a material adverse effect on our future revenues, business, operating results, and financial condition.

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

Our future success depends on our ability to attract and retain key management personnel or to quickly fill any management vacancies that may arise. Our management personnel and other key employees can terminate their employment at any time, and our business could suffer if we are unable to replace any departing management personnel or other key employees. For example, we are currently in a period of transitioning our office of the Vice President of Worldwide Sales with the recent departure of our former vice president of worldwide sales. If we are unable to effectively accomplish the transition in a timely manner, disruption in our sales organization may occur and our future revenues could be harmed. Our future success is also dependent upon our ability to attract additional personnel for all other areas of our organization, including our customer services and finance department. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, we may be unable to grow our business and increase our revenue.

Our sales cycle can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate.

Our sales efforts involve substantial education of our current and prospective customers about the use and benefits of our products, including their technical merits and capabilities and potential cost savings to the organization as compared to the incumbent storage solutions or other storage solutions that our customers or prospective customers may be considering. This education process can be extremely time consuming and typically involves a significant product evaluation process. Historically, our sales cycle averages three to four months, but has, in some cases, exceeded 12 months. Despite the substantial time and money that we invest in our sales efforts, we cannot assure you that these efforts will produce any sales. In addition, product purchases by our current and prospective customers are frequently subject to their budget constraints, lengthy approval processes, and a variety of unpredictable administrative, processing and other delays, which have become increasingly prevalent during the current economic downturn. A substantial number of our purchase orders do not include a shipment date, and shipments to customers may be delayed for substantial periods based on the customer’s specific needs. Our sales cycle may prevent us from recognizing revenue in a particular quarter, is relatively long and costly and may not produce any sales, which may cause our operating results to fluctuate and harm our business.

We purchase our disk drives, power supplies and certain components for our controller nodes from a limited number of qualified suppliers. If these or any of our other suppliers are not able to meet our requirements, it could harm our business.

We purchase sophisticated components from a limited number of qualified suppliers. We purchase our disk drives from Xyratex or Seagate, our power supplies from Power-One Inc., and ASICs for our controller nodes from Renesas. Initially, suppliers of our disk drives, power supplies and ASICs require up to several months to qualify through a lengthy testing process and a substantial amount of work to enable interoperability with our products. In the event that it became necessary for us to find another supplier of these or any of the other components of our products, the time required to transition to the new supplier could take up to 12 months, due to the lengthy qualification and technology development process.

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

Additionally, we periodically transition our product line to incorporate new technologies developed by us or our suppliers. For example, from time to time our suppliers may discontinue production of existing components and products due to new technologies that are replacing such components and products. Often times we are not given substantial advanced notice of such discontinuances and our suppliers may require a significant amount of time to qualify the new technologies to ensure that they are compatible with our products. If such new technologies are not qualified in a timely manner, we could experience inventory shortages, which could adversely affect our ability to fulfill customer orders which could harm our business.

We rely principally on two contract manufacturers to assemble portions of our products, and our failure to accurately forecast demand for our products or successfully manage our relationships with our contract manufacturers could negatively impact our ability to sell our products.

We rely principally on two contract manufacturers to assemble the disk chassis and controller nodes for each of our InServ Storage Server products, manage our supply chain and, alone or together with us, negotiate component costs. Specifically, we rely on AsteelFlash, to assemble our controller nodes and on Flash and Xyratex Technology Limited to assemble our disk chassis. Our reliance on our contract manufacturers for these disk chassis and controller nodes reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturers or if either of our contract manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

The general economic downturn may adversely impact the financial condition and manufacturing capacity of our contract manufacturers, which could impair their ability to perform under our agreements. In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or for reasons such as if we become insolvent, or if we fail to perform a material obligation under our agreements with them. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, (including financial problems of our contract manufacturers, reduction of manufacturing output made available to us, or the termination of one of our contracts), we may lose revenue, incur increased costs and damage our customer relationships. Qualifying a new contract manufacturer and commencing volume production are expensive and time-consuming. We are required to provide forecasts to our contract manufacturers regarding product demand and production levels. We maintain with our contract manufacturers a rolling 90-day firm order for products they manufacture for us, and these orders may only be rescheduled or cancelled under certain limited conditions. If we inaccurately forecast demand for our products, we may have excess or inadequate inventory or incur cancellation charges or penalties, which could adversely impact our operating results.

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

Beginning in March 2007, in connection with sales of our products, we began offering our customers post-contract customer support, which we refer to as PCS, that includes obligations to provide unspecified software upgrades and enhancements to our customers on a when-and-if-available basis. Thus, beginning with the first quarter of fiscal 2008, we began recognizing software support revenue ratably over the term of our software support contract, rather than recognizing the entire arrangement at the time of shipment or installation as we had done previously, provided that the remaining revenue recognition criteria were satisfied. As a result of this change to our business model, and because revenue in the first half of fiscal 2009 benefited from recognition of an incremental $2.2 million of deferred revenue related to software support associated with the establishment of vendor specific objective evidence, or VSOE, of fair value on the March 2007 transactions that we were previously recognizing on a ratable basis, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, particularly the growth in our revenue in absolute dollars on a year-over-year basis, as an indication of our future performance. In addition, if for whatever reason we are unable to maintain VSOE of fair value of our software support, decide to discontinue offering PCS or otherwise change our business model, it could further complicate period-to-period comparisons of our operating results.

Our ability to sell our products is highly dependent on the quality of our customer support and services, and any failure to offer high-quality support and services would harm our business, operating results and financial condition.

Once our products are deployed, our customers depend on our support organization to resolve any issues relating to our products. Our products provide mission-critical services to our customers and a high level of customer support is necessary to maintain our customer relationships. We rely on authorized service providers in certain locations in the United States to install our products and deliver initial levels of on-site customer support and services. While we carefully identify, train, and certify our authorized service providers, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being provided. As we grow our business, our ability to provide effective customer support and services will continue to be largely dependent on our ability to attract, train and retain qualified direct customer service personnel and our ability to maintain and grow our network of authorized service providers. Additionally, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English, as well as identifying, training, and certifying international authorized service providers to support products we may deploy in geographical areas in which we may not currently have authorized service providers.

In addition, our sales process is highly dependent on strong word-of-mouth recommendations from our customers. We believe that communication among our customers is both rapid and frequent. Any failure to maintain high-quality customer support and services, or a market perception that we do not maintain high-quality customer support and services, could harm our reputation, adversely affect our ability to sell our products to existing and prospective customers, and could harm our business, operating results and financial condition.

We rely on channel partners and resellers to sell our products in markets where we do not have a direct sales force, and on channel partners and authorized service providers to service and support our products in markets where we do not have direct customer service personnel. Any disruptions to, or failure to develop and manage, our relationships with channel partners, resellers and authorized service providers could have an adverse effect on our customer relationships and on our ability to increase revenue.

Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of channel partners, resellers and authorized service providers in markets where we do not have a direct sales force or direct customer service personnel. We currently have a direct sales force in the United States, the United Kingdom, Germany and Japan, although we rely heavily on our channel partners in Japan. In other markets, we rely and expect to continue to rely on establishing relationships with channel partners, resellers and authorized service providers. Our ability to maintain or grow our international revenue will depend, in part, on our ability to manage and expand our network of channel partners, resellers and authorized service providers internationally. Whereas, channel partners and resellers engage in the sale of products, in addition to their sales activities, our channel partners also provide installation, post-sale service and support on our behalf in their local markets. We also have agreements with authorized service providers that, although they do not sell our products, deliver and install our products, as well as provide post-sale customer service and support, on our behalf in their local markets. In markets where we rely on channel partners, resellers and authorized service providers, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our channel partners, resellers and authorized service partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify and train our channel partners, resellers and authorized service providers and to monitor their sales activity as well as the customer support and services being provided to our customers in their local markets could harm our business, operating results and financial condition.

Identifying, training, and retaining qualified channel partners, resellers and authorized service providers requires significant time and resources. In order to maintain and expand our network of channel partners, resellers and authorized service providers, we must continue to scale and improve the systems, processes, and procedures that support our resellers and authorized service providers, which will require continuing investment in our information technology infrastructure and dedication of significant training resources. As we grow our business and support organization, these systems, processes, and procedures may become increasingly complex, difficult and expensive to manage, particularly as the geographic scope of our customer base expands globally.

We typically enter into non-exclusive, written agreements with our channel partners, resellers and authorized service providers. These agreements generally have a one-year, self-renewing term, have no minimum sales commitment, and do not prohibit our channel partners, resellers and authorized service providers from offering products and services that compete with ours. Accordingly, our channel partners, resellers and authorized service providers may choose to discontinue offering our products and services or may not devote sufficient attention and resources toward selling our products and services. Additionally, our competitors may provide incentives to our existing and potential channel partners, resellers and authorized service providers to use, purchase or offer their products and services or to prevent or reduce sales of our products and services. The occurrence of any of these events could harm our business, operating results and financial condition.

If we fail to manage growth effectively, our business would be harmed.

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2008, our number of employees increased from 312 to 451 and in fiscal 2009, we increased our number of employees to 591. We have also expanded the geographic scope of our business during that period, including the establishment of research and development operations in Northern Ireland in fiscal 2008. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with channel partners, resellers and authorized service providers in select international markets. Continued growth in the size and scope of our business operations will require substantial management attention. For example, our management will have to increasingly dedicate its time and attention to oversee our efforts to recruit, integrate and retain highly-skilled personnel to join our growing internal departments; to manage a growing and dispersed geography to support the expansion of our research and development, sales and customer support organizations; and to expand and improve our information technology infrastructure and network of facilities to support a growing employee and customer base. In addition, our management will have to enhance and improve company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization and comply with applicable U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2009 and 2008, we derived 16% and 17% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, the United Kingdom, Germany and Japan and agreements with third-party resellers or channel partners in Belgium, France, China, Czech Republic, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, The Netherlands, Poland, Spain, the United Kingdom, Singapore, South Africa and Taiwan. In addition, we currently have international subsidiaries in the United Kingdom, Germany, Singapore and Japan. We expect to continue to hire additional sales personnel and expand our network of channel partners and resellers internationally and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

In addition, although the functional currency of our foreign subsidiaries is the U.S. Dollar, in countries outside the U.S. we transact business in various currencies besides the U.S. Dollar and we have certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. We are currently hedging certain Euro and British Pound denominated receivables held by us to reduce the risk that our earnings would be adversely affected by changes in the British Pound exchange rate. Our hedging activities reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could negatively impact our results from operations.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. These laws and regulations have been enacted in several jurisdictions in which we sell our products, including various European Union, or EU, member countries. For example, the EU has enacted RoHS and WEEE directives. RoHS prohibits the use of certain substances, including lead, in certain products, including hard drives, sold after July 1, 2006. The WEEE directive obligates parties that sell electrical and electronic equipment in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment and provide a mechanism to take back and properly dispose of the equipment. There is still some uncertainty in certain EU countries as to which party involved in the manufacture, distribution and sale of electronic equipment will be ultimately responsible for registration, reporting and disposal. Similar legislation may be enacted in other locations where we sell our products. We will need to ensure that we comply with these laws and regulations as they are enacted, and that our component suppliers also comply with these laws and regulations. If we or our component suppliers fail to comply with the legislation, our customers may refuse or be unable to purchase our products, which could harm our business, operating results and financial condition.

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

Historically, we have sold products to United States government agencies through third-party resellers. We established a wholly owned subsidiary through which we have sold and intend to continue to sell directly to more entities and agencies within the United States government and state and local governments. Developing new business in the public sector often requires the development of relationships with different agencies or entities, as well as with other government contractors. If we are unable to develop or sustain such relationships, we may be unable to procure new contracts within the timeframes we expect, and our business, operating results and financial condition may be adversely affected. Contracting with the United States government often requires businesses to participate in a highly competitive bidding process to obtain new contracts. We may be unable to bid competitively if our products or services are improperly priced, or if we are incapable of providing our products and services at a competitive price. The bidding process is an expensive and time-consuming endeavor that may result in a financial loss for us if we fail to win a contract on which we submitted a bid. Further, some agencies within the United States government may also require some or all of our personnel to obtain a security clearance or may require us to add features or functionality to our products that could require a significant amount of time and prevent our employees from working on other critical projects. If our key personnel are unable to obtain or retain this clearance or if we cannot or do not provide required features or functionality, we may be unsuccessful in our bid for some government contracts.

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

Developing our products is expensive. In fiscal 2009, 2008 and 2007, our research and development expenses were $46.3 million, or 25% of our total revenue, $34.1 million, or 29% of our total revenue, and $24.5 million, or 37% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

If we do not successfully anticipate market needs and develop products and product enhancements that meet those needs, or if those products do not gain market acceptance, our business, operating results and financial condition could be adversely affected.

We compete in a market characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. We cannot assure you that we will be able to anticipate future market needs or be able to develop new products or product enhancements to meet those needs in a timely manner, or at all. For example, our failure to develop additional features that our competitors are able to provide could adversely affect our business. In addition, although we invest a considerable amount of money into our research and development efforts, any new products or product enhancements that we develop may not achieve widespread market acceptance. As competition increases in the storage industry and the information technology industry in general, it may become even more difficult for us to stay abreast of technological changes or develop new technologies or introduce new products as quickly as our competitors, many of which have substantially greater financial and engineering resources than we do. Additionally, risks associated with the introduction of new products or product enhancements include difficulty in predicting customer needs or preferences, transitioning existing products to incorporate new technologies, the capability of our suppliers to deliver high-quality components required by such new products or product enhancements in a timely fashion, and unknown defects in such new products or product enhancements. If we are unable to keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies, it could harm our business, operating results and financial condition.

Our products are highly technical and may contain undetected software or hardware errors or failures, which could cause harm to our financial condition and our reputation and adversely affect our business.

Our products are highly technical and complex and are critical to the operation of storage networks. We test our products prior to commercial release and during such testing have discovered and may in the future discover errors and defects that need to be resolved prior to release. Resolving these errors and defects can take a significant amount of time and prevent our technical personnel from working on other important tasks. In addition, our products have contained and may in the future contain one or more errors, defects or security vulnerabilities that were not detected prior to commercial release to our customers. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, defects or security vulnerabilities discovered in our products after commercial release, as well as any computer virus or human error on the part of our customer support personnel or authorized service providers that result in a customer’s data unavailability, loss or corruption, could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty costs, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including in relation to changes to our products made by our resellers or authorized service providers. Our contracts with our customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be harmed.

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

We may seek to engage in the acquisition of other companies or assets, all or many of which could be viewed negatively, lead to integration problems, disrupt our business, increase our expenses, reduce our cash, cause dilution to our stockholders and harm our financial condition and operating results.

In the future, we may seek to acquire companies or assets that we believe may enhance our market position. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot assure you that they will not be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses. Any acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business, operating results and financial condition.

We are incurring significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and NYSE have imposed various new requirements on public companies, including requiring changes in corporate governance practices, and may continue to impose new or modified requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management time on compliance-related issues.

If we are not able to comply with the requirements of Section 404, or if deficiencies in our internal control over financial reporting are identified and deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, NYSE or other regulatory authorities, which would require additional financial and management resources.

If we need additional capital in the future, it may not be available on favorable terms, or at all.

We may require, or elect to access, additional capital from equity or debt financing in the future to fund our operations, or respond to competitive pressures or strategic opportunities. We may not be able to secure additional financing on favorable terms, or at all. The terms of additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences or privileges senior to those of existing or future holders of our common stock. If we are unable to obtain necessary financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

The trading prices of the securities of technology companies have been highly volatile, and our common stock has a limited trading history. Factors that could affect the trading price of our common stock include:

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

At March 31, 2009, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 39% of our outstanding common stock. In addition, a former affiliate of one of our directors beneficially owns approximately 17% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We lease approximately 263,000 square feet of office space in Fremont, California pursuant to leases that expire in 2010, 2012 and 2014. We also maintain domestic sales offices in New York, Chicago, Maryland and Texas, and international sales offices in the United Kingdom, Germany, Switzerland, Singapore and Japan. We lease office space for research and development in Northern Ireland and Washington. We believe that our facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock was listed on NYSE Arca under the symbol “PAR” from our initial public offering, or IPO, in November 2007 until December 11, 2008 when the listing of our common stock was transferred to the New York Stock Exchange, or NYSE, under the same symbol.

The following table sets forth for the indicated periods the high and low intra-day prices of our common stock as reported by NYSE Arca (until December 10, 2008) and NYSE (since December 11, 2008).

	High	Low
2009
Fourth Quarter	$9.29	$5.93
Third Quarter	$8.75	$4.25
Second Quarter	$11.14	$5.21
First Quarter	$11.45	$6.02
2008
Fourth Quarter	$14.50	$6.07
Third Quarter (beginning November 16, 2007)	$17.99	$11.75

As of May 31, 2009 the number of stockholders of record of our common stock was 210.

Stock Performance Graph

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between November 16, 2007 (the date of our IPO) and March 31, 2009, with the cumulative total return of (i) the NYSE Arca Tech 100 Index and (ii) the NYSE Composite Index, over the same period. This graph assumes the investment of $100 on November 16, 2007 in our common stock, the NYSE Arca Tech 100 Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 16, 2007 was the closing sales price of $15.75 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from NYSE MarkeTrac®, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	11/16/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009
3PAR	100.00	81.90	43.68	49.78	40.89	48.44	41.71
NYSE Composite	100.00	100.40	90.68	89.72	78.04	59.64	51.58
NYSE Arca Tech 100	100.00	98.85	88.36	90.30	82.58	64.26	64.45

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	688	$0.02	—	—
February 1 – February 28, 2009	—	—	—	—
March 1 – March 31, 2009	—	—	—	—

Total	688	$0.02	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 1999 and 2000 Stock Option Plans.

We have an ongoing authorization from our board of directors to repurchase up to $10.0 million in shares of our common stock in the open market. As of March 31, 2009, $8.5 million remained available for repurchase under the existing repurchase authorization. We did not make any common stock repurchases under our authorized plan during the fourth quarter of fiscal 2009.

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

	Years Ended March 31,
	2009 (2)	2008 (2)	2007 (2)(3)	2006	2005
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$168,389	$111,683	$64,977	$37,876	$23,698
Support	16,332	6,335	1,191	308	75

Total revenue	184,721	118,018	66,168	38,184	23,773

Cost of revenue:
Product	59,601	39,439	23,644	15,617	12,108
Support	5,165	1,545	228	104	27

Total cost of revenue (1)	64,766	40,984	23,872	15,721	12,135

Gross profit	119,955	77,034	42,296	22,463	11,638
Operating expenses:
Research and development (1)	46,345	34,071	24,519	18,459	15,203
Sales and marketing (1)	60,314	45,283	28,096	16,602	12,380
General and administrative (1)	15,318	9,676	6,104	3,390	2,043

Total operating expenses	121,977	89,030	58,719	38,451	29,626

Loss from operations	(2,022)	(11,996)	(16,423)	(15,988)	(17,988)
Other income (expense), net	1,280	2,058	1,010	(241)	554

Loss before provision for income taxes	(742)	(9,938)	(15,413)	(16,229)	(17,434)
Provision for income taxes	(217)	(158)	(72)	(23)	—

Net loss	$(959)	$(10,096)	$(15,485)	$(16,252)	$(17,434)

Net loss per common share basic and diluted	($0.02)	($0.30)	($0.87)	($1.01)	($1.26)

Shares used to compute basic and diluted net loss per common share	60,627	34,141	17,746	16,101	13,826

(1) Includes stock-based compensation as follows:

Cost of revenue	267	188	160	96	4
Research and development	2,173	1,262	591	692	29
Sales and marketing	2,850	1,397	439	403	17
General and administrative	1,384	777	577	730	31

(2)	Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), using the prospective transition method, which requires the application of the provisions of SFAS 123(R) only to share-based payment awards granted, modified, repurchased or cancelled on or after the adoption date. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after March 31, 2006 in accordance with SFAS 123(R).

(3)	We implemented our new software support model in March 2007. See “Revenue Recognition” under “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of March 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$103,807	$115,643	$34,710	$37,273	$20,595
Working capital	112,818	111,143	26,356	41,035	21,935
Total assets	192,819	189,834	78,561	60,748	34,700
Long-term portion of notes payable	—	—	860	2,462	1,154
Redeemable convertible preferred stock	—	—	94,343	94,343	64,435
Common stock and additional paid-in capital	299,506	290,619	95,493	94,904	92,129
Total stockholders’ equity (deficit)	124,529	116,400	(69,270)	(55,687)	(41,756)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data.” In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements include, among other things, statements concerning our expectations regarding:

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

as well as other important statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements are based on our management’s beliefs and assumptions, and on information currently available to our management, as of the date of this filing. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Item 1A. Risk Factors” of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statement.

Overview

We are the leading global provider of utility storage solutions for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities. Utility storage provides a foundation upon which organizations are able to build highly virtualized, consolidated IT infrastructures for managing their data. We help organizations build storage infrastructures to meet the performance and high availability demands of the virtual datacenter. Our storage systems are designed to be self-managing (smart), capacity efficient (thin), and resiliently adaptable (ready). We believe our storage systems provide substantial benefits for our customers, including reducing administrative costs and provisioning complexity, improving server and storage utilization, easing power and cooling requirements, scaling efficiently to support continuous growth, and adapting rapidly to meet changing business needs.

Established by engineers with substantial experience in the high-end server and storage markets, we began operations in 1999. From our inception, our corporate and product development objectives have focused on finding ways to use physical storage resources more efficiently and effectively by reducing unused storage and power consumption. Our utility storage solutions are comprised of the 3PAR InServ Storage Servers and the 3PAR InForm Suite, which includes the 3PAR InForm Operating System and other software applications.

We have experienced a history of net losses in each fiscal year since our inception as we have invested significantly in our product development, customer services and sales and marketing organizations to support the growth of our business. While we plan to continue focusing on constraining discretionary operating expenses in light of the general economic downturn, we plan to continue to invest heavily into our sales, customer service, and engineering organizations, which could limit our ability to generate profitability. We believe this strategy will better position us in the market to achieve substantial, long-term growth and market share in our business.

In the United States, United Kingdom and Germany we sell our products primarily through direct sales forces located in those territories. Although we have a direct sales office in Japan, we sell our products indirectly through channel partners and resellers in Asia and selected European markets. Sales in North America represented 84%, 83% and 90%, of our total revenue in fiscal 2009, 2008 and 2007, respectively. We expect that revenue from direct sales, in particular from sales in North America, will continue to contribute a substantial majority of our revenue for the foreseeable future, although it could decrease as a percentage of our total revenue as we expand our international sales through resellers and channel partners. Consequently, we plan to continue to add direct sales personnel in the United States, as well as expand our network of channel partners and resellers internationally, which we believe will be necessary to substantially increase our revenue.

Our revenue growth is driven primarily by increased sales to existing customers. Revenue from repeat business comprised 82%, 79% and 66% of our total revenue in fiscal 2009, 2008 and 2007, respectively. Our customers often follow an initial storage system purchase with subsequent upgrade or additional system purchases within the life cycle of such deployed systems after they have had an opportunity to realize the benefits from its simple usability, efficient performance and scalable architecture. Our revenue growth is also attributable to the expansion of our customer base. Early in our history, our revenue was concentrated with a few customers. While our customer concentration has decreased significantly over the years on an annual basis, we continue to experience sporadic customer concentration on a quarterly basis. For example, in the first and fourth quarters of fiscal 2009, and the first quarter of fiscal 2008, 20%, 12% and 25% of our revenue was attributable to sales to single customers in those periods, respectively.

A typical initial order requires three to six months of selling effort as we educate prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ solutions. Repeat orders are usually less time-consuming. We generally receive a substantial portion of our orders late in the quarter and the time from order to shipment and revenue recognition can vary substantially. Operational factors affecting the timing of revenue recognition include the time required to build the system to the customer’s configuration requirements and the readiness of the customer’s physical site with required power, cooling and information technology infrastructure. For new customers, other factors such as meeting technical performance specifications and negotiating contract terms and conditions also affect timing of shipment and revenue recognition.

We assemble our products at a single location in Fremont, California from components and subassemblies supplied to us by a limited number of manufacturers. Some of those components can only be purchased from our current suppliers or would require significant lead time to source from another supplier. We are heavily dependent on the availability of components and the reliability of our current suppliers. We have experienced in the past, and could experience in the future, quality control issues and delivery delays with our suppliers due to factors such as high industry demand and the inability of some suppliers to consistently meet our quality or delivery requirements. Although these problems have not historically adversely affected our revenue, if they occur again in the future, our revenue could be adversely impacted. Additionally, any deterioration in the financial condition of our suppliers and manufacturers, especially given the general economic downturn, could affect their ability to fulfill commitments to us, which could negatively impact our ability to fulfill orders and our research and development efforts and harm our operating results.

During fiscal 2009, we saw overall growth in customer spending commitments in our target markets despite the general economic downturn, which we believe demonstrates an increasing receptivity of our value proposition in those markets. We attribute our fiscal 2009 revenue growth of 57%, in part, to what we believe was increased sales to customers focused on total cost savings and administrative efficiency as they sought to reduce their capital and operating expenses in the midst of the general economic downturn. While we reported what we feel are strong operating results and substantial revenue growth in fiscal 2009, especially given the general economic downturn, our business depends in part on the financial health of our current and prospective customers. Any deterioration in the financial health of our current and prospective customers could result in reductions in sales of our products, longer sales cycles, and increased price competition, which could negatively impact our operating results and slow our revenue growth rate.

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

During the first quarter of fiscal 2008, we established vendor specific objective evidence, or VSOE of the fair value of our new software support based on the rates we offer to our customers for renewal in our arrangements with them, or stated renewal rates. Accordingly, commencing April 1, 2007, we recognize revenue attributable to our software support as support revenue on a straight-line basis over the software support period. We sell a significant portion of our software support with a one-year term. Support revenue continues to include our premium and extended hardware warranties. We generally recognize the balance of the sale as product revenue at the time of shipment or installation, depending on the terms of the arrangement, provided that all other revenue recognition criteria are met. See “Revenue Recognition” under “Critical Accounting Polices and Estimates” below.

During the month of March 2007, we did not have VSOE of the fair value of our new software support. Therefore, as of March 31, 2007, we had $6.3 million of deferred revenue from product sales with software support that occurred in March 2007, including the hardware, software and support components. We were recognizing this $6.3 million as product revenue on a ratable basis over the applicable software support period until we established VSOE of fair value of PCS for these March 2007 transactions based on renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 we applied the residual method to the remaining deferred revenue associated with the March 2007 transactions. The implementation of our software support model had an adverse impact on our revenue recognized during the quarter ended March 31, 2007 and resulted in a substantial increase to our deferred revenue at March 31, 2007.

As a result of the implementation of our software support model in March 2007, we expect support revenue to increase significantly in future periods. Therefore, comparing the elements of our revenue on a period-to-period basis may not be meaningful and should not be relied upon as an indication of our future performance.

Cost of Revenue

Cost of product revenue consists primarily of raw materials, manufacturing cost for our products, shipping and logistics cost, expenses for inventory obsolescence and initial warranty obligations. Cost of premium and extended warranty obligations are included in cost of support revenue. We utilize third parties to manufacture subcomponents of our products, which are then shipped to our Fremont, California operations facility for final assembly and testing prior to customer shipment. We outsource onsite support to third-party customer support vendors.

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

Gross Margin

Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Product mix and system configurations affect our gross margin because our software and support margins are higher than our hardware margins. Larger systems tend to have greater software and support components and thereby result in a higher margin. Our gross margin tends to be higher for direct sales than for indirect sales because we generally sell our products to resellers at a discount. Our gross margin has fluctuated in the past, and we expect it will continue to fluctuate in the future primarily as a result of product mix and order size.

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 312 employees at March 31, 2007 to 451 employees at March 31, 2008 and to 591 employees at March 31, 2009. We expect to continue to hire additional direct sales and other key personnel to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

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

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel cost, sales commission, marketing programs and facilities cost associated with sales and marketing and certain customer service and support activities not associated with cost of revenue. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel we employ. Our sales personnel are not immediately productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue and may never result in increased revenue. The timing of our hiring of new sales personnel and the rate at which they generate incremental revenue could therefore affect our future period-to-period financial performance.

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

During the first quarter of fiscal 2008, we established VSOE of the fair value of our new software support based on stated renewal rates offered to customers within the arrangement. As a result, beginning in the first quarter of fiscal 2008, we defer revenue recognition of the PCS and recognize it as support revenue on a straight-line basis over the support period, which is primarily one year. We allocate the remainder of the revenue associated with the sale to product revenue using the residual method, as allowed by SOP 98-9. Support revenue also continues to include our premium and extended hardware warranties.

During the month of March 2007, we did not have VSOE of fair value for our new software support model. Accordingly, through March 31, 2008, we were recognizing all of the product and support revenue from transactions that included PCS during the month of March 2007 as product revenue ratably over the support period of one to three years. During the first quarter of fiscal 2009, we established VSOE of fair value of PCS for these March 2007 transactions based on renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 we applied the residual method to the remaining deferred revenue associated with the March 2007 transactions.

We typically recognize product revenue upon installation for transactions sold directly to end users and through certain resellers which require installation by us, provided that the remaining revenue recognition criteria discussed above are satisfied. In cases where the arrangement includes customer-specific acceptance criteria, we recognize revenue upon the earlier of receipt of customer acceptance or the lapse of the acceptance period. For sales through our channel partners, we generally recognize product revenue upon shipment, based on freight terms of FOB Shipping Point or FOB Destination, assuming all other criteria for revenue recognition discussed above have been satisfied.

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

In accordance with APB 25, we recorded stock-based compensation expense under the intrinsic value method resulting from stock options that were granted to employees from January 2005 through February 2006 with exercise prices that, for financial reporting purposes, were deemed to be below the estimated fair market value of the underlying common stock on the date of grant. We amortize stock-based compensation expense resulting from the application of APB 25 over the vesting period of the options using an accelerated basis, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. For the years ended March 31, 2009, 2008 and 2007, we recorded stock-based compensation expense under APB 25 of $171,000, $556,000 and $1.3 million, respectively. The unrecognized expense related to these grants as of March 31, 2009 is $15,000 which will be amortized over the remaining vesting periods.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the prospective transition method, which requires us to apply the provisions of SFAS 123(R)

only to awards granted, modified, repurchased or cancelled after the adoption date. Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations and the expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended March 31, 2009, 2008 and 2007 we recorded stock-based compensation expense under SFAS 123(R) of 6.5 million, $3.1 million and $476,000, respectively. As of March 31, 2009, we had $14.8 million of total unrecognized compensation cost related to unvested stock options to be recognized over a weighted-average period of approximately 2.9 years. Additionally, as of March 31, 2009, we had unrecognized expense related to the Employee Stock Purchase Plan of $1.1 million, which we expect to be recognized over one year.

The weighted average grant-date fair value per share of options granted in fiscal years ended March 31, 2009, 2008 and 2007 was $3.71, $4.18 and $2.08, respectively, based on the provisions of SFAS 123(R). Based upon the closing price of our common stock as reported on NYSE of $6.57 per share at March 31, 2009, the aggregate intrinsic value of options outstanding as of March 31, 2009 was $14.6 million, of which $12.9 million related to vested options and $1.7 million to unvested options.

For share-based awards granted during fiscal 2009, 2008 and 2007, we determined the fair value at date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used in determining the fair value of stock options and employee stock purchase rights granted.

	Years Ended March 31,
	2009	2008	2007
Employee Stock Options
Risk-free interest rate	2.55%	4.18%	4.81%
Expected life (years)	4.12	4.30	4.18
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	53.2%	44.5%	47.0%

	Years Ended March 31,
	2009	2008
Employee Stock Purchase Plan
Risk-free interest rate	0.84%	3.50%
Expected life (years)	0.68	1.00
Dividend yield	0.00%	0.00%
Expected volatility	55.8%	53.9%

The risk-free interest rate for the expected term of the option was based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that stock-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given our limited operating history, we compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The computation of expected volatility was based on the historical volatility of our common stock and the stock price volatility of comparable companies from a representative peer group that we selected based on industry data.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the Emerging Issues Task Force, or EITF, in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete, using the Black-Scholes pricing model.

Inventory Valuation

Inventory consists of raw materials, work in process and finished goods stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products or component parts. At the point of the loss recognition, a new, lower-cost basis for that inventory is established. Subsequent changes in facts or circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts. Inventory write-downs were $1.4 million, $877,000 and $528,000 in fiscal 2009, 2008 and 2007, respectively. The liability related to the adverse purchase commitments with contract manufacturers and suppliers was $243,000 and $295,000 at March 31, 2009 and 2008, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write downs and our liability for purchase commitments with contract manufacturers and suppliers, and our gross margin could be adversely affected.

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

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on our historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, the aging of the accounts receivable, including trends within and ratios involving the age of the receivables, our historical write-offs, the credit worthiness of each customer, the economic conditions of the customer’s industry and general economic conditions. Our allowance for doubtful accounts was $1.1 million and $227,000 at March 31, 2009 and 2008, respectively. In the event we were to experience unanticipated collections issues, it could have an adverse affect on our operating results in future periods.

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

Based on the available objective evidence, including the fact that we have generated losses since inception, management believes that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against our deferred tax assets at March 31, 2009 and 2008.

As of March 31, 2009, we had $131.0 million and $82.0 million of federal and state net operating loss carryforwards, respectively, available to reduce our future taxable income. These carryforwards expire between 2019 and 2028 for federal purposes and between 2011 and 2020 for state purposes. We are tracking the portion of our deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in our gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote, 82 the stock option benefits of approximately $1.7 million for federal taxes and $107,000 for state taxes will only be recorded to equity when they reduce cash taxes payable. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, the amounts of and benefits from our net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined in Section 382, over a three-year period.

We also had $5.6 million and $6.3 million of federal and state research and development tax credit carryovers at March 31, 2009. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely.

Results of Operations

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
Types of Revenue:
Product	$168,389	$111,683	$56,706	51%	$111,683	$64,977	$46,706	72%
As % of total revenue	91.2%	94.6%			94.6%	98.2%
Support	16,332	6,335	9,997	158%	6,335	1,191	5,144	432%
As % of total revenue	8.8%	5.4%			5.4%	1.8%

Total revenue	$184,721	$118,018	$66,703	57%	$118,018	$66,168	$51,850	78%

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
Revenue by geography:
United States	$155,740	$98,329	$57,411	58%	$98,329	$59,347	$38,982	66%
As % of total revenue	84.3%	83.3%			83.3%	89.7%
International	28,981	19,689	9,292	47%	19,689	6,821	12,868	189%
As % of total revenue	15.7%	16.7%			16.7%	10.3%

Total revenue	$184,721	$118,018	$66,703	57%	$118,018	$66,168	$51,850	78%

Our total revenue increased by $66.7 million, or 57%, to $184.7 million in fiscal 2009 from $118.0 million in fiscal 2008 and by $51.9 million, or 78% in fiscal 2008 from $66.2 million in fiscal 2007.

Product revenue increased by $56.7 million, or 51%, to $168.4 million in fiscal 2009 from $111.7 million in fiscal 2008 and by $46.7 million, or 72%, in fiscal 2008 from $65.0 million in fiscal 2007. The increases in fiscal 2009 and 2008 were principally due to an increase in repeat sales to existing customers and the expansion of our customer base and product line. Revenue from our existing customers represented 81% of product revenue in fiscal 2009 as compared to 78% of product revenue in fiscal 2008 and 66% of product revenue in fiscal 2007. We increased the number of our sales and marketing personnel to 206 at March 31, 2009, from 157 at March 31, 2008 and 101 at March 31, 2007, which contributed to our ability to expand our customer base.

As a result of the implementation of our software support model in March 2007, beginning with the first quarter of fiscal 2008, we recognize PCS revenue as support revenue. Because we did not have VSOE of fair value of PCS in March 2007, we deferred $6.3 million revenue from product sales that were bundled with software support in the month of March 2007. We were recognizing that revenue as product revenue on a ratable basis over the term of the software support period until we established VSOE of fair value of PCS for these March 2007 transactions in first quarter of 2009 based on renewal rates for separate sales of PCS to other customers. Of the $6.3 million deferred revenue, we recognized $2.8 million and $3.2 million as product revenue in fiscal 2009 and 2008, respectively. The remainder of the deferred revenue related to the March 2007 transactions will be recognized as support revenue in fiscal 2010.

Support revenue increased by $10.0 million, or 158%, to $16.3 million in fiscal 2009 from $6.3 million in fiscal 2008 and by $5.1 million, or 432%, in fiscal 2008 from $1.2 million in fiscal 2007. The increases in support revenue in fiscal 2009 and 2008 are primarily attributable to the growth in the installed base of our storage solutions, which resulted in a higher number of initial PCS, extended and premium warranty contracts and PCS renewals from existing customers. While it is part of our strategy to enhance our support offerings, the current rate of growth is not indicative of our future performance.

In fiscal 2009, 2008 and 2007, we derived 73% of our total revenue in each fiscal year from direct sales to customers. We continued our focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. We increased the number of our direct sales personnel to 189 at March 31, 2009 from 140 at March 31, 2008 and 92 at March 31, 2007. We generated 16% of our total revenue in fiscal 2009 from shipments to international locations compared to 17% in fiscal 2008 and 10% in fiscal 2007.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
Cost of product revenue	$59,601	$39,439	$20,162	51%	$39,439	$23,644	$15,795	67%
As % of product revenue	35.4%	35.3%			35.3%	36.4%
Cost of support revenue	5,165	1,545	3,620	234%	1,545	228	1,317	578%
As % of support revenue	31.6%	24.4%			24.4%	19.1%

Total cost of revenue	64,766	40,984	23,782	58%	40,984	23,872	17,112	72%

Gross profit	$119,955	$77,034	$42,921	56%	$77,034	$42,296	$34,738	82%
Gross margin	64.9%	65.3%			65.3%	63.9%

Cost of revenue increased by $23.8 million, or 58%, to $64.8 million in fiscal 2009 from $41.0 million in fiscal 2008 and by $17.1 million, or 72%, in fiscal 2008 from $23.9 million in fiscal 2007 primarily due to increased product shipments.

In fiscal 2009, cost of product revenue increased by $20.2 million, or 51%, to $59.6 million, which is consistent with the 51% increase in our product revenue. In fiscal 2008, cost of our product revenue increased by $15.8 million, or 67%, from $23.6 million in fiscal 2007. In fiscal 2008, our product revenue increased by 72% from the respective prior fiscal year. The slower increase in cost of product revenue compared to the increase in product revenue in fiscal 2008 is primarily attributable to our ability to spread relatively fixed manufacturing overhead costs over increased unit volumes. Additionally, in fiscal 2008 our cost of product revenue increased slower than our product revenue because we no longer accrue the software warranty cost as cost of product revenue as a result of the implementation of our software support model in March 2007.

While we were able to retain our product gross margin at a relatively constant level in fiscal 2009 compared to fiscal 2008, we believe that our product gross margin is currently at an unsustainably high level. Our product gross margin has fluctuated in the past, and we expect it will continue to fluctuate in the future due to incremental pricing pressures, timing of received orders, the product mix installed and the performance of the US dollar relative to foreign currencies.

Cost of support revenue increased by $3.6 million, or 234%, to $5.2 million in fiscal 2009 from $1.5 million in fiscal 2008 and by $1.3 million, or 578%, in fiscal 2008 from $228,000 in fiscal 2007. The increase in fiscal 2009 compared to fiscal 2008 is primarily due to increased personnel cost and maintenance programs required to support the growth in our installed base as well as an increased number of premium and extended warranties. The cost of support revenue increased in fiscal 2008 compared to 2007 as a result of the implementation of our software support model in March 2007.

Research and Development

The following table presents period over period comparisons of our research and development expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
Research and development	$46,345	$34,071	$12,274	36%	$34,071	$24,519	$9,552	39%
As % of total revenue	25%	29%			29%	37%

Our research and development expense increased by $12.3 million, or 36%, to $46.3 million in fiscal 2009 from $34.1 million in fiscal 2008 and by $9.6 million, or 39%, in fiscal 2008 from $24.5 million in fiscal 2007. The increases in fiscal 2009 and 2008 compared to the respective prior fiscal year were primarily due to an increase in research and development personnel to 204 employees at March 31, 2009 from 169 employees at March 31, 2008 and 122 at March 31, 2007 resulting in an increase in employee compensation and related costs including allocated corporate infrastructure costs. As a percentage of our total revenue, research and development expense decreased to 25% in fiscal 2009 from 29% in fiscal 2008 and 37% in fiscal 2007. These percentage decreases are attributable principally to the significant increase in our total revenue, which grew at a higher rate than our research and development expense.

Of the $12.3 million increase in research and development expense in fiscal 2009 compared to fiscal 2008, salaries, bonus and employee-related benefits, allocated corporate infrastructure costs and depreciation accounted for $8.3 million, $2.2 million and $1.4 million, respectively. Of the $9.6 million increase in research and development expense in fiscal 2008 compared to fiscal 2007, salaries, bonus and employee-related benefits, allocated corporate infrastructure costs and stock-based compensation accounted for $5.6 million, $1.8 million and $739,000, respectively. The remainder of the increase related to higher engineering prototype and equipment expenses in fiscal 2008 compared to fiscal 2007. We expect research and development expense to increase on an absolute dollar basis for the foreseeable future as we increase the number of our engineering personnel and continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
Sales and marketing	$60,314	$45,283	$15,031	33%	$45,283	$28,096	$17,187	61%
As % of total revenue	33%	38%			38%	42%

Our sales and marketing expense increased by $15.0 million, or 33%, to $60.3 million in fiscal 2009 from $45.3 million in fiscal 2008, and by $17.2 million, or 61%, in fiscal 2008 from $28.1 million in fiscal 2007. These increases reflect in part the increase in sales and marketing personnel to 206 employees at March 31, 2009 from 157 employees at March 31, 2008 and 101 at March 31, 2007.

As a percentage of our total revenue, sales and marketing expense decreased to 33% in fiscal 2009 and to 38% in fiscal 2008 from 42% in fiscal 2007. The percentage decrease between fiscal 2009, 2008 and 2007 is attributable principally to the significant increase in our total revenue, which grew at a higher rate than our sales and marketing expense.

Of the $15.0 million increase in sales and marketing expense in fiscal 2009 compared to fiscal 2008, salaries, bonus and employee-related benefits, commission expense, allocated corporate infrastructure costs, travel and stock-based compensation accounted for $5.9 million, $4.2 million, $3.0 million, $1.6 million and $1.6 million, respectively. These increases were offset in part by a decrease in expenses related presales customer service. Of the $17.2 million increase in sales and marketing expense in fiscal 2008 compared to fiscal 2007, salaries and employee-related benefits, commission expense, travel and pre-sales customer support accounted for $8.1 million, $2.9 million, $1.5 million and $1.4 million, respectively. The remainder of the increase relates to higher advertising, professional services and recruiting fees in fiscal 2008 compared to fiscal 2007.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
General and administrative	$15,318	$9,676	$5,642	58%	$9,676	$6,104	$3,572	59%
As % of total revenue	8%	8%			8%	9%

Our general and administrative expense increased by $5.6 million, or 58%, to $15.3 million in fiscal 2009 from $9.7 million in fiscal 2008, and by $3.6 million, or 59%, in fiscal 2008 from $6.1 million in fiscal 2007. These increases reflect in part the increase in general and administrative personnel to 69 full-time employees at March 31, 2009 from 44 employees at March 31, 2008 and 34 employees at March 31, 2007. As a percentage of our total revenue, general and administrative expense remained constant at 8% in fiscal 2009 and 2008.

Of the $5.6 million increase in general and administrative expense in fiscal 2009 compared to fiscal 2008, salaries, bonus and employee related benefits, bad debt expense, professional services, allocated corporate infrastructure costs and stock-based compensation accounted for $1.9 million, $1.0 million, $666,000, $686,000 and $620,000, respectively. The increase in our bad debt expense was primarily attributable to higher write-offs in fiscal 2009 compared to fiscal 2008, the aging of certain receivables and the general economic downturn, which we believe could adversely impact certain of our customers’ ability to meet their payment obligations to us. Of the $3.6 million increase in general and administrative expense in fiscal 2008 compared to fiscal 2007, salaries, bonus and employee related benefits and professional services accounted for $1.1 million and $1.6 million, respectively. The remainder of the increase in general and administrative expense in fiscal 2008 related to higher bad debt expense, insurance and allocated infrastructure costs.

Other Income (Expense), net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2009	2008	$	%	2008	2007	$	%
Other income (expense), net:
Interest income	$2,341	$2,878	$(537)	(19)%	$2,878	$1,767	$1,111	63%
Interest expense	(185)	(958)	773	(81)%	(958)	(769)	(189)	25%
Other, net	(876)	138	(1,014)	(735)%	138	12	126	1,050%

Total other income, net:	$1,280	$2,058	$(778)	(38)%	$2,058	$1,010	$1,048	104%

Other income, net decreased by $778,000, or 38%, to $1.3 million in fiscal 2009 from $2.1 million in fiscal 2008 and increased by $1.0 million, or 104%, in fiscal 2008 from $1.0 million in fiscal 2007. The decrease in other income, net in fiscal 2009 compared to fiscal 2008 is primarily due to lower yield on our investment portfolio and higher foreign currency losses primarily due to British Pound denominated accounts receivable.

The increase in other income, net in fiscal 2008 compared to fiscal 2007 relates to higher interest income due to higher average cash and investment balances in fiscal 2008 due to the IPO proceeds received in November 2007.

In light of the turmoil in the financial markets during the second half of fiscal 2009, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect that the yield on our investment portfolio is expected to remain at a very low level for the near future. While the hedging activity we implemented during the third quarter of fiscal 2009 is expected to reduce, but not to eliminate, the risk that our other income, net will be adversely affected by the fluctuations in the foreign currency exchange rates, we believe that foreign currency gains or losses will continue to impact other income, net for the near future.

Income Tax Provision

Our tax provision relates primarily to alternative minimum tax, or AMT in the U.S., state income taxes and provisions for income tax related to our international subsidiaries. In fiscal 2009, we recorded an income tax provision of $217,000 compared to $158,000 and $72,000 in fiscal 2008 and 2007, respectively. The income tax provision for fiscal 2009 was impacted by recognition of a $388,000 tax benefit during fiscal 2009 for a U.S. federal refundable tax credit as provided by the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009 . These acts that were signed into law in July 2008 and February 2009, respectively, allow taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from April 2008 through December 2009. We estimated and recognized the credit based on fixed assets placed into service through the twelve months ended March 31, 2009.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback period beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. We have incorporated the impact of this new law to the income tax provision. As a result, only 50% of our California tax liability was offset by the available state research and development tax credit carryovers yielding $220,000 of tax liability for fiscal 2009.

On October 3, 2008, the United States enacted a law, “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008.” Under this act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. There was no impact to our effective tax rate or tax provision in fiscal 2009.

We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. We remain subject to tax authority review for all jurisdictions for all years.

Quarterly Results of Operations (unaudited)

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of our eight fiscal quarters ended March 31, 2009. The quarterly data have been prepared on the same basis as the audited consolidated financial statements included in this report, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. Our results of these quarterly periods are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2009:
	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(in thousands, except per share amounts)
Revenue:
Product	$43,325	$43,713	$41,427	$39,924
Support	5,137	4,446	3,720	3,029

Total revenue	48,462	48,159	45,147	42,953

Cost of revenue:
Product	15,331	15,698	14,551	14,021
Support	1,614	1,388	1,157	1,006

Total cost of revenue	16,945	17,086	15,708	15,027

Gross profit	31,517	31,073	29,439	27,926

Gross margin	65%	65%	65%	65%
Operating expenses:
Research and development	12,644	11,510	12,034	10,157
Sales and marketing	15,744	15,191	15,078	14,301
General and administrative	4,333	3,865	3,747	3,373

Total operating expenses	32,721	30,566	30,859	27,831

Income (loss) from operations	(1,204)	507	(1,420)	95
Other income, net	355	47	125	753

Income (loss) before provision for income taxes	(849)	554	(1,295)	848
Provision for income taxes	(58)	(93)	104	(170)

Net income (loss)	$(907)	$461	$(1,191)	$678

Net income (loss) per common share, basic and diluted (1)	$(0.01)	$0.01	$(0.02)	$0.01

Fiscal 2008:
	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(in thousands, except per share amounts)
Revenue:
Product	$32,824	$28,961	$26,775	$23,123
Support	2,643	1,801	1,206	685

Total revenue	35,467	30,762	27,981	23,808

Cost of revenue:
Product	11,802	10,401	9,126	8,110
Support	746	344	239	216

Total cost of revenue	12,548	10,745	9,365	8,326

Gross profit	22,919	20,017	18,616	15,482

Gross margin	65%	65%	67%	65%
Operating expenses:
Research and development	9,035	8,320	8,909	7,807
Sales and marketing	13,128	11,762	9,936	10,457
General and administrative	3,126	2,284	2,212	2,054

Total operating expenses	25,289	22,366	21,057	20,318

Loss from operations	(2,370)	(2,349)	(2,441)	(4,836)
Other income (expense), net	1,250	510	116	182

Loss before provision for income taxes	(1,120)	(1,839)	(2,325)	(4,654)
Provision for income taxes	(52)	(38)	(38)	(30)

Net loss	$(1,172)	$(1,877)	$(2,363)	$(4,684)

Net loss per common share, basic and diluted (1)	$(0.02)	$(0.05)	$(0.13)	$(0.26)

(1)	Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments for the periods presented (in thousands):

	As of March 31,		Increase/ (Decrease)
	2009	2008
Cash and cash equivalents	$47,621	$97,585	$(49,964)
Short-term investments	56,186	18,058	38,128

Total	$103,807	$115,643	$(11,836)

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

We have a loan and security agreement with a commercial bank with a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our amended revolving line of credit agreement expires on May 28, 2010 and it contains a financial covenant that requires us to maintain a quick ratio of no less than 1.25 to 1.00 In addition, we are required to maintain a quarterly tangible net worth of not less than $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. There have been no borrowings under the current revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Years Ended March 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$5,553	$(2,965)	$(2,380)
Net cash used in investing activities	(52,778)	(10,440)	(15,312)
Net cash provided by (used in) financing activities	(2,739)	94,268	4,765

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth and fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are personnel related expenditures and purchases of inventory.

During fiscal 2009, operating activities provided $5.5 million of cash compared to $3.0 million of cash used in operating activities during fiscal 2008. The $8.5 increase in our cash flow from operating activities in fiscal 2009 was primarily attributable to a $9.1 million lower net loss, $7.8 million higher non-cash expenses such as stock-based compensation and depreciation and $2.4 million higher accrued expenses due to higher headcount offset by a $10.0 million increase in our inventory primarily due to projected growth in our business and expansion of our product line.

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

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and investments of our available cash and cash equivalent balances. Net cash used in investing activities was $52.8 million, $10.4 million and $15.3 million in fiscal 2009, 2008 and 2007, respectively.

The $42.3 million increase in cash used in investing activities in fiscal 2009 from fiscal 2008 was primarily attributable to a $40.8 million increase in our short-term investments and investment in capital equipment. The increase in capital expenditure during fiscal 2009 was due to purchases of new test equipment to support our next generation of products and the continual build out of our infrastructure and expansion of premises as a result of our increased headcount.

The $4.9 million decrease in net cash used in investing activities in fiscal 2008 from fiscal 2007 was primarily attributable to an increase in the sale and maturity of short-term investments of $22.0 million offset by an $11.5 million increase in purchases of short-term investments and a $5.9 million increase in capital expenditures to support our head-count growth and product development.

We expect that in fiscal 2010 we will continue to invest in our infrastructure and in test equipment to support our research and development efforts.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.7 million for the fiscal 2009 compared to net cash provided by financing activities of $94.3 million and $4.8 million in fiscal 2008 and fiscal 2007, respectively. In fiscal 2009, we paid $4.0 million and $883,000 in principal payments on our line of credit and notes payable, respectively. Additionally we used $1.5 million to repurchase shares of our common stock under our stock repurchase agreement. These payments were partially offset by proceeds from stock option exercises and purchases of shares under our employee stock purchase program. Net cash provided by financing activities in fiscal 2008 consisted principally of the net proceeds of our IPO of approximately $97.4 million, offset in part by $5.8 million higher repayments on the line of credit and notes payable.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$10,521	$2,329	$4,576	$3,616	$—
Non-cancellable inventory purchase commitments	6,170	6,170	—	—	—

Total	$16,691	$8,499	$4,576	$3,616	$—

As of March 31, 2009, our unrecognized tax benefits amounted to $2.8 million of which the timing of the resolution is uncertain; therefore, there are no amounts presented in the above table.

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

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of March 31, 2009, we believe that our exposure related to these guarantees and indemnities as of March 31, 2009 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Foreign Currency Risk

Most of our sales contracts are denominated in the United States Dollar. As we expand our international sales, we expect that an increasing amount of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in foreign currency exchange rates. Additionally, our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by foreign currency fluctuations. Our exposures are to fluctuations in exchange rates in the United States Dollar versus the British Pound, the Euro and, to a lesser extent, the Swiss Franc, the Japanese Yen, the Korean Won and the Chinese Yuan.

In order to decrease the inherent risk associated with translation of foreign currency cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. Additionally, during the three months ended December 31, 2008 we began hedging British Pound denominated receivables held by us to reduce the risk that our earnings would be adversely affected by the fluctuations in the exchange rate of the British Pound against the United States Dollar. We account for these derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts are recorded each period as a component of other income (expense), net in the consolidated statements of operations.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction loss, including the impact of hedging, was $876,000 during fiscal year 2009. During fiscal 2008, we recorded a foreign currency transaction gain of $138,000. Based on our assets and liabilities denominated in the British Pound and the Euro at March 31, 2009 a hypothetical 10% strengthening or weakening in the United States Dollar against the British Pound and the Euro, would not have a material impact on the Company’s statement of operations.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $47.6 million at March 31, 2009. These amounts were invested primarily in money market funds and commercial paper. We believe that our cash and cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash and cash equivalents at March 31, 2009, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $0.5 million.

Short-term investments consist of United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

12-Month Period	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$42,479	$42,301	$42,122	$41,765	$41,944
Municipal bonds	2,558	2,556	2,556	2,552	2,553
Commercial paper	2,002	2,000	1,998	1,995	1,997
Corporate debt securities	9,561	9,535	9,510	9,456	9,482

Total short-term investments	$56,600	$56,392	$56,186	$55,768	$55,976

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

6-Month Period	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		100 BPS	50 BPS
United States Government and agency securities	$42,836	$42,479	$42,122	$41,408	$41,765
Municipal bonds	2,562	2,558	2,556	2,549	2,552
Commercial paper	2,006	2,002	1,998	1,991	1,995
Corporate debt securities	9,614	9,561	9,510	9,403	9,456

Total short-term investments	$57,018	$56,600	$56,186	$55,351	$55,768

At March 31, 2009, we had no outstanding debt obligations and therefore no rising interest rate exposure. However, we could be exposed to increased interest rate risk if we make any borrowings under our amended revolving line of credit, which we entered into on May 29, 2009. The amended revolving line of credit bears interest, at the election of the borrower, at either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3PAR Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of 3PAR Inc. and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 11, 2009

3PAR Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$47,621	$97,585
Short-term investments	56,186	18,058
Accounts receivable, net	34,706	34,596
Inventory	26,650	18,057
Deferred cost	2,887	4,273
Prepaid and other current assets	2,500	2,077

Total current assets	170,550	174,646
Property and equipment, net	22,079	14,781
Deferred cost, non-current	—	251
Other non-current assets	190	156

Total assets	$192,819	$189,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$4,000
Accounts payable	9,303	12,527
Accrued compensation and benefits	14,643	11,651
Other accrued liabilities	4,080	5,020
Deferred revenue	25,707	26,051
Accrued warranty	3,999	3,371
Current portion of notes payable	—	883

Total current liabilities	57,732	63,503
Accrued warranty, non-current	3,031	2,813
Deferred revenue, non-current	6,303	5,945
Other long-term liabilities	1,224	1,173

Total liabilities	68,290	73,434

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized at March 31, 2009 and 2008; No shares issued and outstanding at March 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2009 and 2008; 61,044,243 and 60,539,612 shares issued and outstanding at March 31, 2009 and 2008, respectively	61	61
Additional paid-in capital	299,445	290,558
Stockholders’ notes receivable	—	(36)
Deferred stock-based compensation	(15)	(186)
Accumulated other comprehensive loss	(21)	(15)
Accumulated deficit	(174,941)	(173,982)

Total stockholders’ equity	124,529	116,400

Total liabilities and stockholders’ equity	$192,819	$189,834

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended March 31,
	2009	2008	2007
Revenue:
Product	$168,389	$111,683	$64,977
Support	16,332	6,335	1,191

Total revenue	184,721	118,018	66,168

Cost of revenue:
Product	59,601	39,439	23,644
Support	5,165	1,545	228

Total cost of revenue (1)	64,766	40,984	23,872

Gross profit	119,955	77,034	42,296
Operating expenses:
Research and development (1)	46,345	34,071	24,519
Sales and marketing (1)	60,314	45,283	28,096
General and administrative (1)	15,318	9,676	6,104

Total operating expenses	121,977	89,030	58,719

Loss from operations	(2,022)	(11,996)	(16,423)
Other income (expense), net:
Interest income	2,341	2,878	1,767
Interest expense	(185)	(958)	(769)
Other, net	(876)	138	12

Total other income, net	1,280	2,058	1,010

Loss before income tax provision	(742)	(9,938)	(15,413)
Income tax provision	(217)	(158)	(72)

Net loss	$(959)	$(10,096)	$(15,485)

Net loss per common share, basic and diluted	($0.02)	($0.30)	($0.87)

Shares used to compute net loss per common share, basic and diluted	60,627	34,141	17,746

(1) Includes stock-based compensation as follows:
Cost of revenue	$267	$188	$160
Research and development	2,173	1,262	591
Sales and marketing	2,850	1,397	439
General and administrative	1,384	777	577

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Notes Receivable	Deferred Stock- based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2006	33,257	94,343	18,913	19	94,885	(12)	(48)	(2,130)	(148,401)	(55,687)
Exercise of stock options	—	—	319	—	118	—	—	—	—	118
Repurchase of common stock related to unvested share-based awards	—	—	(20)	—	(5)	—	—	—	—	(5)
Stock-based compensation expense	—	—	—	—	476	—	—	—	—	476
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,291	—	1,291
Comprehensive loss:										—
Unrealized gain on available-for-sale investments	—	—	—	—	—	22	—	—	—	22
Net loss	—	—	—	—	—	—	—	—	(15,485)	(15,485)

Total comprehensive loss										(15,463)

Balance at March 31, 2007	33,257	94,343	19,212	19	95,474	10	(48)	(839)	(163,886)	(69,270)
Exercise of stock options	—	—	171	1	419	—	—	—	—	420
Exercise of warrants, net	—	—	214	—	—	—	—	—	—	—
Repurchase of common stock related to unvested share-based awards	—	—	(17)	—	(11)	—	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	3,055	—	—	—	—	3,055
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	557	—	557
Reversal of deferred stock-based compensation related to cancellations	—	—	—	—	(96)	—	—	96		—
Forgiveness of shareholder note receivable	—	—	—	—	—	—	12	—	—	12
Proceeds from initial public offering of common stock, net of issuance costs of $2,871	—	—	7,702	8	97,407	—	—	—	—	97,415
Conversion of redeemable convertible preferred stock into common stock upon completion of initial public offering	(33,257)	(94,343)	33,257	33	94,310	—	—	—	—	94,343
Comprehensive loss:										—
Unrealized loss on available-for-sale investments	—	—	—	—	—	(25)	—	—	—	(25)
Net loss	—	—	—	—	—	—	—	—	(10,096)	(10,096)

Total comprehensive loss										(10,121)

Balance at March 31, 2008	—	—	60,539	61	290,558	(15)	(36)	(186)	(173,982)	116,400

3PAR Inc.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Notes Receivable	Deferred Stock- based Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2008	—	—	60,539	61	290,558	(15)	(36)	(186)	(173,982)	116,400
Exercise of stock options	—	—	328	—	940	—	—	—	—	940
Exercise of warrants, net	—	—	20	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	420	—	3,124	—	—	—	—	3,124
Repurchase of common stock related to unvested share-based awards	—	—	(36)	—	(131)	—	—	—	—	(131)
Repurchase of common stock under stock repurchase program	—	—	(227)	—	(1,549)	—	—	—	—	(1,549)
Stock-based compensation expense	—	—	—	—	6,503	—	—	—	—	6,503
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	171	—	171
Payment of notes receivable from stockholder	—	—	—	—	—	—	36	—	—	36
Comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	—	—	—	—	(959)	(959)

Total comprehensive loss										$(965)

Balance at March 31, 2009	—	$—	61,044	$61	$299,445	$(21)	$—	$(15)	$(174,941)	$124,529

The accompanying notes are integral part of these consolidated financial statements

3PAR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(959)	$(10,096)	$(15,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,036	3,332	2,177
Stock-based compensation expense	6,674	3,624	1,767
Non-cash interest expense	—	59	76
Amortization of premium (accretion of purchase discounts) on short-term investments, net	28	(529)	(329)
Provision for doubtful accounts	1,328	313	128
Writedown for excess and obsolete inventory	1,399	877	528
Changes in assets and liabilities:
Accounts receivable	(1,438)	(15,872)	(7,135)
Inventory	(10,044)	(5,132)	(7,232)
Deferred cost	1,637	(765)	(2,754)
Prepaid expenses and other current assets	(423)	(874)	(786)
Other non-current assets	(34)	(132)	(3)
Accounts payable	(1,943)	3,651	4,541
Accrued liabilities	2,381	4,971	5,586
Deferred revenue	14	12,794	14,623
Accrued warranty	846	636	1,516
Other long-term liabilities	51	178	402

Net cash provided by (used in) operating activities	5,553	(2,965)	(2,380)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	28,990	44,133	23,862
Proceeds from sales of short-term investments	15,596	1,688	—
Purchases of short-term investments	(82,749)	(45,387)	(33,875)
Purchase of property and equipment	(14,615)	(11,207)	(5,305)
Restricted cash	—	333	6

Net cash used in investing activities	(52,778)	(10,440)	(15,312)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	97,415	—
Proceeds from issuance of common stock under employee stock plans	3,824	332	433
Repurchase of shares of common stock	(1,680)	(11)	(5)
Proceeds from line of credit	—	6,500	8,500
Repayments on line of credit	(4,000)	(8,330)	(2,670)
Repayment of notes payable	(883)	(1,638)	(1,493)

Net cash provided by (used in) financing activities	(2,739)	94,268	4,765

Net change in cash and cash equivalents	(49,964)	80,863	(12,927)
Cash and cash equivalents, beginning of period	97,585	16,722	29,649

Cash and cash equivalents, end of period	$47,621	$97,585	$16,722

Supplemental disclosures of cash flow information
Cash paid for income taxes	$320	$65	$14
Cash paid for interest	$214	$906	$648
Supplemental disclosure of non-cash activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$94,343	$—

The accompanying notes are integral part of these consolidated financial statements

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

The Company

3PAR Inc. (the “Company”) began operations in May 1999 and is a provider of utility storage solutions for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies and government entities. Its utility storage products offer simple, efficient and scalable tiered storage arrays designed to enhance the economics and performance of storage. The Company’s utility storage solution is designed to provision storage services rapidly and simply, reduce administrative cost, improve server and storage utilization, lower power requirements and scale efficiently to support the continuous growth of data.

Fiscal Year

The fiscal year ends on March 31. References to fiscal 2009, for example, refer to the fiscal year ended March 31, 2009.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provisions for doubtful accounts and product warranties, valuation of inventory, useful lives of property and equipment, obligation for income taxes, the measurement of stock-based compensation and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items.

Foreign Currency Accounting

The functional currency of the Company’s foreign subsidiaries is the United States (“U.S.”) Dollar. Monetary assets and liabilities maintained in currencies other than the U.S. dollar are remeasured using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts maintained in currencies other than the U.S. dollar are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency remeasurement gains and losses and gains and losses on non U.S. dollar denominated transactions, which amounted to a loss of $876,000 in fiscal 2009 and a gain of $138,000 and $12,000 in fiscal 2008 and 2007, respectively, are included in the consolidated statements of operations.

While the majority of the Company’s contracts are denominated in U.S. dollars, in countries outside the U.S., the Company transacts business in various currencies besides the U.S. Dollar. In addition, the Company has

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. During the third quarter of fiscal 2009, the Company began hedging certain British Pound denominated receivables held by the Company to reduce the risk that its earnings would be adversely affected by changes in the British Pound exchange rate. These derivatives are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company accounts for the derivative instruments in accordance with SFAS No. 52, Foreign Currency Translation, as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At March 31, 2009, the notional principal of the foreign exchange contract to sell British Pounds for U.S Dollars was £1.9 million (or approximately $2.6 million) with an original maturity of 30 days and a fair value of approximately $7,100 reported in other accrued liabilities.

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

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The reported amount of notes payable approximate fair value as the interest rates on these instruments approximate borrowing rates available to the Company for loans with similar terms.

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

Short-Term Investments

Investments comprise marketable securities that consist primarily of United States government and agency securities, municipal bonds, commercial paper, and corporate bonds, with original maturities beyond three months. All marketable securities are held in the Company’s name with major financial institutions. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting For Certain Investments in Debt and Equity Securities, and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity (deficit).

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company reviews the expected collectibility of accounts receivable and records an allowance for doubtful accounts receivable. To date such losses have been within management’s expectations.

Provision for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (ii) the Company’s historical write-offs, (iii) the credit- worthiness of each customer, (iv) the economic conditions of the customer’s industry and (v) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due from that customer, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected.

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

Deferred Cost

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. The Company’s sales arrangements with direct customers, resellers and channel partners do not include rights of return or rebates and to date, product returns have been negligible. The Company assesses its ability to collect from its customers based on a number of factors, including creditworthiness of the customer and past transaction history.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company typically recognizes product revenue upon installation for transactions sold directly to end users and through certain resellers which require the Company’s installation services, provided that the remaining revenue recognition criteria discussed above are satisfied. In cases where the arrangement includes customer-specific acceptance criteria, the Company recognizes revenue upon the earlier of receipt of customer acceptance or the lapse of the acceptance period. For sales through its channel partners, the Company generally recognizes product revenue upon shipment, based on freight terms of FOB Shipping Point or FOB Destination, assuming all other criteria for revenue recognition discussed above have been satisfied.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $208,000, $368,000 and $197,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). FSP No. 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP No. 157-4 may have on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in interim reporting periods as well as in annual reporting periods. In addition, this FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. FSP No. 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP No. FAS 107-1 and APB 28-1 may have on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. FSP No. 115-2 and 124-2 does not change existing recognition and measurement guidance related to other-than-

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary impairments of equity securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of FSP No. 115-2 and 124-2 may have on its consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP on EITF Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) to clarify whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.

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

In April 2009, FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company does not expect the adoption of SFAS 14(R)-1 to have a material effect on its financial position, results of operations, or cash flows.

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

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for the Company beginning April 1, 2009. The Company does not expect the adoption of SFAS 157-2 to have a material effect on its financial position, results of operations, or cash flows

2.	Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	March 31,
	2009	2008
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$35,832	$34,823
Less: Allowance for doubtful accounts	(1,126)	(227)

Total	$34,706	$34,596

	March 31,
	2009	2008
	(in thousands)
Inventory
Raw materials	$21,914	$8,725
Work in process	2,985	5,696
Finished goods	1,751	3,636

Total	$26,650	$18,057

	March 31,
	2009	2008
	(in thousands)
Property and Equipment, Net
Computer equipment	$30,378	$21,344
Computer software	3,107	2,211
Machinery and equipment	3,823	1,715
Furniture and fixtures	2,323	1,913
Leasehold improvements	8,517	7,804

	48,148	34,987
Less: accumulated amortization and depreciation	(26,069)	(20,206)

Total	$22,079	$14,781

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$42,110	$24	$(12)	$42,122
Corporate debt securities	9,546	8	(44)	9,510
Municipal bonds	2,553	3	—	2,556
Commercial paper	1,998	—	—	1,998

Total short-term investments	$56,207	$35	$(56)	$56,186

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$7,506	$7	$—	$7,513
Municipal bonds	5,194	—	(23)	5,171
Commercial paper	4,567	—	—	4,567
Corporate debt securities	806	1	—	807

Total short-term investments	$18,073	$8	$(23)	$18,058

The cost basis and fair value of available-for-sale securities as of March 31, 2009, by contractual maturity, are presented below:

	March 31, 2009
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$46,057	$46,030
1 to 2 years	—	—
2 to 5 years	10,150	10,156

Total short-term investments	$56,207	$56,186

As of March 31, 2009, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

The Company invests in securities that are rated investment grade or better. The unrealized losses at March 31, 2009 relate primarily to the Company’s investment in four corporate debt securities and are due to the

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current volatility in the credit markets. At March 31, 2009, none of these securities have been in a continuous unrealized loss position for more than twelve months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. The realized gains during fiscal 2009 and 2008 were approximately $1,200 in each fiscal year. There were no realized losses during fiscal 2008 and no realized gains or losses in fiscal 2007.

4.	Fair Value Measurements

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

Level 1—Quoted prices in active markets for identical assets or liabilities. As of March 31, 2009, the Company’s Level 1 assets consist of money market fund deposits and United States government and agency securities that are traded in active markets with sufficient volume and frequency of transactions.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2009, the Company’s Level 2 assets consist of corporate debt securities, municipal bonds and commercial paper.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of December 31, 2008, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Description
Cash equivalents:
Money market funds	$27,354	$—	$27,354
Commercial paper	—	11,991	11,991
Short-term investments:
United States Government and agency securities	42,122	—	42,122
Corporate debt securities	—	9,510	9,510
Municipal bonds	—	2,556	2,556
Commercial paper	—	1,998	1,998

	$69,476	$26,055	$95,531

5.	Deferred Revenue

Deferred revenue consists of the following:

	March 31,
	2009	2008
	(in thousands)
Deferred Revenue
Product	$12,010	$15,810
Support	13,697	8,132
Ratable product and related support	—	2,109

Total deferred revenue, current	25,707	26,051
Support, non-current	6,303	4,894
Ratable product and related support, non-current	—	1,051

Total deferred revenue, non-current	6,303	5,945

Total deferred revenue	$32,010	$31,996

Deferred product revenue relates to arrangements where all revenue recognition criteria have not been met. Deferred support revenue primarily represents customer billings in excess of revenue recognized for PCS contracts, which the Company is legally entitled to invoice and collect. Support contracts are typically billed on an annual basis in advance and revenue is recognized into earnings ratably over the support period. Deferred ratable product and related support revenue consisted of revenue on March 2007 transactions where VSOE of fair value of PCS had not been established and the entire arrangement fee was being recognized ratably over the support period, which typically ranged from one year to three years. During the first quarter of fiscal 2009, the Company established VSOE of fair value of PCS for these March 2007 transactions based on renewal rates for separate sales of PCS to other customers. Accordingly, in the first quarter of fiscal 2009 the Company applied the residual method to the remaining deferred revenue associated with the March 2007 transactions and recognized $2.8 million of revenue associated with the March 2007 transactions. The remaining deferred revenue balance

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with these transactions is included in support deferred revenue. During fiscal 2009 and 2008, none of the Company’s revenue arrangements resulted in ratable product and related support revenue.

At March 31, 2009, the Company had $6.3 million in long-term deferred revenue, of which $4.1 million, $1.6 million, $413,000 and $157,000 is expected to be amortized to revenue in fiscal 2011, 2012, 2013 and 2014, respectively.

6.	Debt Obligations and Line of Credit

Notes Payable

In June 2005 and under amendments through March 2008, the Company entered into a loan and security agreement with a financial institution for borrowings of up to $6.0 million (the “Notes Payable”). The borrowings were available through March 31, 2006. Borrowings under this agreement bore interest at the 3-year Treasury Note rate plus 5.97%, fixed at the time of each advance. The Company borrowed an aggregate of $4.0 million on three notes through March 31, 2006, an aggregate of $883,000 of which was outstanding at March 31, 2008. Each note was repayable ratably over a 30-month-period from the date of the borrowing with final payment made in September 2008. The interest payable on these notes ranged from 9.66% to 10.28% per annum.

In connection with these notes payable, the Company issued the lender warrants to purchase 170,201 shares of the company’s common stock at $1.88 per share in June, August and October of 2005. The aggregate fair value of the warrants of $190,000 was recorded as a discount to the notes payable and was amortized as interest expense over the period of the borrowings.

Line of Credit

In connection with the Notes Payable, the Company was granted an additional $6.0 million revolving line of credit which provided for borrowings of up to 80% of eligible domestic accounts receivable. In fiscal 2007, the Company was extended an additional $6.0 million under its revolving line of credit and the total borrowing capacity was increased to $12.0 million. The line of credit bore interest at a variable rate which was linked to the prime lending rate. Under the terms of the revolving line of credit the Company was required to maintain a minimum tangible net worth level of $1.5 million plus 50% of all issuances of new equity or subordinated debt after September 30, 2007. In fiscal 2007 and 2008, the Company borrowed $8.5 million and $6.5 million under the revolving line of credit. The revolving line of credit was repaid in full in April 2008.

On May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. This agreement was amended and extended through May 28, 2010 on May 29, 2009. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate of at least 4.00% or (ii) LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. To date there have been no borrowings under the revolving line of credit.

The Notes Payable and the revolving line of credit are collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes

The Company’s tax provision relates primarily to alternative minimum tax (“AMT”) in the U.S., state income taxes and provisions for income tax related to the Company’s international subsidiaries. Income (loss) before taxes and provision for income taxes for the years ended March 31, 2009, 2008 and 2007 consist of the following:

	Years Ended March 31,
	2009	2008	2007
	(in thousands)
Income (loss) before taxes:
Domestic	$(1,151)	$(10,401)	$(15,677)
International	409	463	264

Total loss before taxes	(742)	(9,938)	(15,413)

Provision for taxes:
Current
Federal	$(92)	$—	$—
State	268	—	—
International	41	158	72

Total provision for income taxes	$217	$158	$72

The income tax provision for fiscal 2009 was impacted by recognition of a $388,000 tax benefit during the fiscal year 2009 for a U.S. federal refundable tax credit as provided by the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. These acts, that were signed into law in July 2008 and February 2009, respectively, allow taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from April 2008 through December 31, 2009. The Company estimated and recognized the credit based on fixed assets placed into service through the twelve months ended March, 31, 2009.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. The Company incorporated the impact of this new law on the income tax provision during the second quarter of fiscal 2009. As a result, only 50% of California tax liability was off-set by the available state research and development tax credit carryover, yielding $220,000 of tax liability for the fiscal year ended March 31, 2009.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the income tax provision computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for the years ended March 31, 2009, 2008 and 2007 are as follows:

	Years Ended March 31,
	2009	2008	2007
	(in percentages)
Income tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax net of federal benefit	25.8	—	—
Losses not benefited	51.4	33.0	36.9
Tax credits	(164.3)	(7.7)	(5.3)
Non-deductible stock compensation	205.4	8.9	2.2
Foreign taxes	(14.4)	(0.1)	0.5
Refundable research and development credits	(52.3)	—	—
Non-deductible meals and entertainment	16.1	1.3	0.4
Other	(4.5)	0.2	(0.2)

Income tax rate	29.2%	1.6%	0.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets as of March 31, 2009 and 2008 are as follows:

	March 31,
	2009	2008
	(in thousands)
Net operating loss carryforwards	$49,256	$53,657
Tax credits	10,123	8,370
Accruals and reserves	8,997	7,148
Amortization of capitalized research and development	437	1,161
Fixed assets	1,469	585
Other	1,296	1,000

Total deferred tax assets	71,578	71,921

Valuation allowance	(71,578)	(71,921)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences and the net operating loss carryforwards are deductible. Based on the available objective evidence, including the fact that the Company has generated annual losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets as of March 31, 2009 and 2008.

As of March 31, 2009, the Company had approximately $131 million and $82 million, respectively, of federal and state net operating loss carryforwards available to reduce future taxable income. These carryforwards expire between 2019 and 2028 for federal purposes and between 2011 and 2020 for state purposes. The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the stock option benefits of approximately $1.7

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million for federal taxes and $107,000 for state taxes will only be recorded to equity when they reduce cash taxes payable.

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

The Company also has approximately $5.6 million and $6.3 million, respectively, of federal and state research and development tax credit carryovers at March 31, 2009. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely.

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

At the adoption date of April 1, 2007, the Company had $2.0 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. As of March 31, 2009, the Company had $2.8 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

The following table summarizes the activity related to the unrecognized tax benefits:

	Years Ended March 31,
	2009	2008
	(in thousands)
Balance at the beginning of the year	$2,892	$2,030
Gross increases (decreases) related to prior years’ tax positions	(580)	604
Gross increases related to current year tax positions	523	258
Settlements	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—

Balance at the end of the year	$2,835	$2,892

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.	Capital Stock and Warrants

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

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the shareholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of March 31, 2009 and 2008, a total of 18,482 and 410,275 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of approximately $51,000 and $329,000 as of March 31, 2009 and 2008, respectively, is recorded in accrued liabilities.

The activity of non-vested shares for fiscal 2009 and 2008 as a result of early exercise of options granted to employees, is as follows:

	Year Ended March 31,
	2009	2008
Beginning Balance	410,275	972,676
Early exercise of options	—	43,846
Vested	(356,331)	(589,445)
Repurchased	(35,462)	(16,802)

Ending Balance	18,482	410,275

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

During September 2000, in connection with a capital lease agreement, the Company issued to the lessor a fully vested warrant to purchase 20,000 shares of Series B preferred stock at $5.00 per share. This warrant may be exercised at any time prior to September 4, 2010. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $78,000 and was recorded as a discount to the capital lease obligations and amortized to interest expense over the term of the capital lease agreement. In February 2004, the warrant was converted into a warrant to purchase 20,000 shares of common stock at a price of $0.02 per share. The fair value of the warrant was fully amortized by March 31, 2004. In May 2008, the Company issued 19,948 shares of its common stock upon net issuance exercise of the outstanding warrant by the lender.

During March 2002, in connection with a loan agreement, the Company issued to the lender a fully vested warrant to purchase 80,000 shares of common stock of the Company at $4.00 per share. This warrant may be exercised at any time prior to December 31, 2009. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $225,000. The estimated fair value was recorded as a discount to the loan and was amortized as interest expense over the period of the loan.

During September 2004, in connection with a loan agreement, the Company issued to the lender a fully vested warrant to purchase 66,485 shares of common stock at $0.02 per share, with a maximum term of ten years. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $30,000. The estimated fair value was recorded as a discount to the loan and was amortized as interest expense over the period of the loan. In December 2007, the Company issued 66,381 shares of its common stock upon net issuance exercise of the outstanding warrant by the lender.

During June 2005 through October 2005, in connection with two loan and security agreements and specific borrowings thereunder, the Company issued to two lenders eight fully vested warrants to purchase a total of 170,201 shares of common stock of the Company at $1.88 per share, with a maximum term of ten years. The aggregate estimated fair value of the warrants, measured on the dates of grant using the Black-Scholes option pricing model, was $190,000 and was recorded as a discount to the loans. The estimated fair value was amortized as interest expense over the period of the loans. In December 2007, the Company issued 147,460 shares of its common stock upon net issuance exercise of all the outstanding warrants by the two lenders.

9.	Share Based Payments

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

The maximum aggregate number of shares that may be issued under the 2007 Plan is 10,375,000 shares, plus an automatic increase on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lesser of (A) five million shares of the Company’s common stock, (B) five percent of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or (C) such number of shares

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company’s common stock determined by the Company’s board of directors. In accordance with these provisions, on April 1, 2009 and 2008 the number of shares available for issuance under the plan was increased by 3.1 million shares and 3.0 million shares, respectively.

The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. The 2007 Plan provides that a participant may not receive options for more than 1,000,000 shares in any fiscal year, except in connection with his or her initial service with the Company, in which case he or she may be granted an option covering up to an additional 4,000,000 shares. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally vest over four years at the rate of 25% on each anniversary of the date of service contingent upon employment with the Company and expire no later than ten years after the date of grant. As of March 31, 2009, there were 10.2 million shares available for future issuance under the 2007 Plan.

2007 Employee Stock Purchase Plan: In October 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP Plan”) and the Company reserved 1,550,000 shares for future issuance plus an annual increase to be added on the first day of each fiscal year beginning with the 2009 fiscal year, equal to the lesser of (i) 1.5 million shares of common stock, (ii) two percent of the outstanding shares of common stock on such date or (iii) an amount determined by the administrator. In accordance with these provisions, on each of April 1, 2008 and 2009 shares available for issuance under the plan was increased by 1.2 million shares.

Under the ESPP Plan, the Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period except for the first offering period, which commenced in November 2007 and had its first purchase date on August 1, 2008. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the applicable offering period or the purchase date. If the fair market value of the common stock on any purchase date in an offering period is lower than the fair market value of the common stock on the first trading day of the offering period, then all participants in the offering period will be automatically withdrawn from the offering period immediately after the stock has been purchased on the purchase date and automatically re-enrolled in the immediately following offering period. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and results in compensation expense. Through March 31, 2009, the Company has issued 419,590 shares under the ESPP Plan. As of March 31, 2009, there were 2.3 million shares available for future issuance under the ESPP Plan.

During the second and fourth quarters of fiscal 2009, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company recognized $183,000 incremental stock-based compensation in fiscal 2009 and will recognize $11,000 of additional stock-based compensation in fiscal 2010.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Activity:

The following table summarizes information about stock options outstanding:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (4) (in Thousands)
Balance at March 31, 2006	2,811,967	0.44
Options granted at less than fair value (1)	1,900,113	4.82
Options exercised, including early exercises	(319,319)	1.36
Options cancelled	(234,416)	1.60

Balance at March 31, 2007	4,158,345	2.32
Options grated at fair value (2)	2,597,676	10.38
Options granted in excess of fair value (3)	121,000	14.00
Options exercised	(170,782)	1.94
Options cancelled	(288,315)	4.89

Balance at March 31, 2008	6,417,924	5.69
Options granted at fair value (2)	2,591,210	8.41
Options exercised	(327,755)	2.02
Options cancelled	(511,417)	8.28

Balance at March 31, 2009	8,169,962	$6.54	7.98	$14,594

Options vested as of March 31, 2009	3,619,000	$4.01	6.95	$12,897
Options exercisable as of March 31, 2009	5,898,084	$5.72	7.34	$14,532
Options vested as of March 31, 2009 and expected to vest thereafter (5)	8,024,429	$6.49	7.96	$14,574

(1)	Options granted at less than fair value represent options whose exercise price is less than the estimated fair value of the common stock on the date of the grant.
(2)	Options granted at fair value prior to the Company’s IPO represent options whose exercise price equals the estimated fair value of the common stock on the date of the grant. Options granted at fair value subsequent to the Company’s IPO represent options whose exercise price equals the closing sales price of the Company’s common stock on the date of the grant.
(3)	Options granted in excess of fair value represent options whose exercise price is greater than the closing sales price of the Company’s common stock on the date of the grant.
(4)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $6.57 of the Company’s common stock on March 31, 2009.
(5)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of options and share awards vested in the years ended March 31, 2009, 2008 and 2007 were $4.0 million, $2.1 million and $92,000, respectively. As of March 31, 2009, there was $14.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years. The total intrinsic value of options exercised in fiscal 2009, 2008 and 2007 was $2.2 million, $1.3 million and $1.4 million, respectively, determined on the date of the option exercise as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. The weighted average fair value per share of options granted in fiscal 2009, 2008 and fiscal 2007 was $3.71, $4.18 and $2.08, respectively.

Restricted Stock Unit Award Activity

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for fiscal 2009 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2008	—	$—
Granted	355,000	7.48

Balance at December 31, 2009	355,000	$7.48

During fiscal 2009, the Company awarded non-vested restricted stock units to its officers and certain senior-level employees under the 2007 Plan. The shares will be released to the recipients on the day the restricted stock units vest, which is four years after the grant date. If a participant terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

Fair Value Disclosures:

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Years Ended March 31,
	2009	2008	2007
Employee Stock Options
Risk-free interest rate	2.55%	4.18%	4.81%
Expected life (years)	4.12	4.30	4.18
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	53.2%	44.5%	47.0%

	Years Ended March 31,
	2009	2008
Employee Stock Purchase Plan
Risk-free interest rate	0.84%	3.50%
Expected life (years)	0.68	1.00
Dividend yield	0.00%	0.00%
Expected volatility	55.8%	53.9%

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The risk-free interest rate for the expected term of the option is based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that share-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given the Company’s limited operating history, comparable companies from a representative peer group selected on industry data were used to determine the expected term. The computation of expected volatility was based on the Company’s historical stock price volatility along with the volatility of comparable companies from a representative peer group selected based on industry data. As required by SFAS No. 123 (revised 2004), Share-Based Payment, management made an estimate of expected forfeitures and is recognizing stock-based compensation costs only for those equity awards that the Company expects to vest.

10.	Net Loss per Common Share

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

The following table sets forth the computation of net loss per common share:

	Year Ended March 31,
	2009	2008	2007
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(959)	$(10,096)	$(15,485)

Denominator:
Weighted average number of shares outstanding—basic and diluted	60,627	34,141	17,746

Net loss per share—basic and diluted	$(0.02)	$(0.30)	$(0.87)

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potential shares of common stock (prior to application of treasury method) outstanding at March 31, 2009, 2008 and 2007 were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Year Ended March 31,
	2009	2008	2007
	(in thousands)
Employee share based awards	9,066	6,418	4,159
Common stock subject to repurchase	18	410	973
Warrants to purchase common stock	80	100	337
Redeemable convertible preferred stock
(as converted method)	—	—	33,257

	9,164	6,928	38,726

11.	Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of March 31, 2009 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases equipment and office space under non-cancelable operating leases with various expiration dates through May 2014. In April 2005, the Company’s primary facilities lease was renegotiated with a new lease expiration date in May 2014 with an option to cancel in May 2010 and two consecutive options to extend the lease, each for an additional five-year period. To the extent the Company elects to terminate the lease in 2010, it will be required to pay an early termination fee of approximately $1.0 million. The Company currently has no plans to exercise the early termination option. Rent expense for the years ended March 31, 2009, 2008 and 2007 was $3.2 million $2.0 million, $1.2 million, respectively. The terms of certain of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight line basis over the lease period and has accrued for rent expense incurred but not paid. The Company subleased a portion of its facility under an operating lease which ran from January 2006 to August 2006. The sublease rental income related to this operating sublease was $40,000 for fiscal 2007. There was no sublease rental income during fiscal 2009 or 2008.

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2010	2,329
2011	2,378
2012	2,198
2013	2,013
2014	1,603
Thereafter	—

Total minimum lease payments	$10,521

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the warranty liability are as follows:

	Year Ended March 31,
	2009	2008
	(in thousands)
Beginning balance	$6,184	$5,548
Provision	5,019	4,151
Settlements made	(4,173)	(3,515)

Ending balance	$7,030	$6,184

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	March 31,
	2009	2008
	(in thousands)
Current	$3,999	$3,371
Non-current	3,031	2,813

Total	$7,030	$6,184

Noncancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $6.2 million and $13.6 million in noncancelable purchase commitments with these providers as of March 31, 2009 and 2008, respectively. The Company records a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts. As of March 31, 2009 and 2008, the liability for these purchase commitments was $243,000 and $295,000, respectively. These liabilities were included in other accrued liabilities.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009 and 2008.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009 and 2008.

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

The following presents total revenue by geographic region based on the location of the reseller or customer, as applicable:

	Year Ended March 31,
	2009	2008	2007
	(in thousands)
United States	$155,740	$98,329	$59,347
International	28,981	19,689	6,821

Total	$184,721	$118,018	$66,168

For the years ended March 31, 2009, 2008 and 2007 no customer accounted for 10% or more of total revenue. One customer accounted for 12% and another customer for 11% of accounts receivable, net at March 31, 2009. One customer accounted for 11% of accounts receivable, net at March 31, 2008. The loss of any of these customers could have a material adverse effect on the Company’s results of operations and cash flows.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Stock Repurchase Program

On July 29, 2008 the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During fiscal 2009, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of March 31, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

14.	Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions and profit sharing contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.

15.	Quarterly Financial Data-Unaudited:

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended March 31, 2009. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of management, all adjustments necessary to state fairly the information for the periods presented.

	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(in thousands, except per share amounts)
Fiscal 2009:
Total revenue	$48,462	$48,159	$45,147	$42,953
Gross profit	31,517	31,073	29,439	27,926
Income (loss) from operations	(1,204)	507	(1,420)	95
Net income (loss)	(907)	461	(1,191)	678
Net income (loss) per share basic and diluted (1)	$(0.01)	$0.01	$(0.02)	$0.01

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(in thousands, except per share amounts)
Fiscal 2008:
Total revenue	$35,467	$30,762	$27,981	$23,808
Gross profit	22,919	20,017	18,616	15,482
Loss from operations	(2,370)	(2,349)	(2,441)	(4,836)
Net loss	(1,172)	(1,877)	(2,363)	(4,684)
Net loss per share basic and diluted (1)	$(0.02)	$(0.05)	$(0.13)	$(0.26)

(1)	Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2009, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over financial reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of our Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers, LLP our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors may be found in the section entitled “Proposal 1 — Election of Directors” appearing in the Proxy Statement and is incorporated herein by reference. Information on executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Proposal 1 — Election of Directors — Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

We have adopted a code of business conduct and ethics for directors, officers and employees. This code of business conduct and ethics is available on our website at www.3PAR.com and any waivers from or amendments to the code of business conduct and ethics, if any, will be posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is included in our proxy statement for our 2009 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2009 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

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

The information required by this item is included in our proxy statement for our 2008 annual meeting of stockholders under the sections entitled “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2008 annual meeting of stockholders under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 59.

(2) Financial Schedules: Schedule II “Valuation and Qualifying Accounts” appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2007	$—	$128	$—	$128
Year ended March 31, 2008	128	313	(214)	227
Year ended March 31, 2009	227	1,328	(429)	1,126

Income Tax Valuation Allowance
Year ended March 31, 2007	$61,427	$6,675	$—	$68,102
Year ended March 31, 2008	68,102	3,819	—	71,921
Year ended March 31, 2009	71,921	4,782	(5,125)	71,578

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID C. SCOTT David C. Scott	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 11, 2009

/s/ ADRIEL G. LARES Adriel G. Lares	Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 11, 2009

/s/ KEVIN FONG Kevin Fong	Chairman of the Board	June 11, 2009

/s/ MARK A. JUNG Mark A. Jung	Director	June 11, 2009

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	June 11, 2009

/s/ JEFFREY A. PRICE Jeffrey A. Price	Chief Technical Officer of System Design, Co-Founder and Director	June 11, 2009

/s/ MICHAEL J. SHERIDAN Michael J. Sheridan	Director	June 11, 2009

/s/ MARK A. SIEGEL Mark A. Siegel	Director	June 11, 2009

/s/ JAMES WEI James Wei	Director	June 11, 2009

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File Number	Date
3.01*	Amended and Restated Certificate of Incorporation of Registrant	S-1/A	333-145437	11/2/2007

3.02*	Amended and Restated Bylaws of Registrant	S-1/A	333-145437	11/2/2007

4.01*	Specimen common stock certificate	S-1/A	333-145437	11/13/2007

4.02*	Fourth Amended and Restated Shareholder Rights Agreement between Registrant and certain holders of Registrant’s common stock named therein	S-1	333-145437	8/14/2007

10.01*	Form of Indemnification Agreement between Registrant and its directors and officers	S-1/A	333-145437	11/2/2007

10.02*	1999 Stock Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.02.1*	Forms of Stock Option Agreements under the 1999 Stock Plan	S-1	333-145437	8/14/2007

10.03*	2000 Management Stock Option Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.03.1*	Forms of Stock Option Agreements under the 2000 Management Stock Option Plan	S-1	333-145437	8/14/2007

10.04*	Amended and Restated 2007 Equity Incentive Plan	10-Q	001-33823	11/12/2008

10.04.1*	Forms of Agreements under the 2007 Equity Incentive Plan	S-1/A	333-145437	11/2/2007

10.04.2*	Notice of Grant of Restricted Stock under the 2007 Equity Incentive Plan	10-Q	001-33823	2/13/2009

10.05*	2007 Employee Stock Purchase Plan (as amended to reflect the one-for-two reverse stock split that was effected on October 25, 2007)	10-K	001-33823	6/12/2009

10.06*	Employee and Executive Incentive Compensation Plan	S-1/A	333-145437	11/2/2007

10.07*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated April 28, 2005	S-1/A	333-145437	9/26/2007

10.08*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated March 23, 2007	S-1/A	333-145437	9/26/2007

10.09*	Revised Offer Letter Agreement by and between Registrant and Adriel G. Lares dated November 5, 2001	S-1	333-145437	8/14/2007

10.10*	Offer Letter Agreement by and between Registrant and Jeffrey A. Price dated April 19, 1999	S-1	333-145437	8/14/2007

10.11*	Offer Letter Agreement by and between Registrant and Ashok Singhal dated April 19, 1999	10-Q	001-33823	2/13/2009

10.12*	Offer Letter Agreement by and between Registrant and James L. Dawson dated March 10, 2004	S-1	333-145437	8/14/2007

10.13*	Offer Letter Agreement by and between Registrant and Mark A. Jung dated December 11, 2006	S-1	333-145437	8/14/2007

10.14*	Offer Letter Agreement by and between Registrant and Christopher B. Paisley dated July 26, 2006	S-1	333-145437	8/14/2007

10.15*	Form of Amendment to Management Retention Agreement entered into between the Registrant and each of James Dawson and Jeannette Robinson.	10-Q	001-33823	2/13/2009

Incorporated by Reference Herein
Exhibit Number	Description	Form	File Number	Date
10.16*	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and Alastair Short.	10-Q	001-33823	2/13/2009

10.17*	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and each of its executive officers (other than James Dawson, Jeannette Robinson and Alastair Short).	10-Q	001-33823	2/13/2009

10.18*	Amended and Restated Employment Agreement by and between the Registrant and David Scott dated December 19, 2008.	10-Q	001-33823	2/13/2009

10.19†*	Production Purchase Agreement by and between Registrant and Xyratex Technology Limited dated January 31, 2006	S-1/A	333-145437	11/11/2007

10.20†*	Manufacturing and Purchase Agreement by and between Registrant and Flash Electronics, Inc. dated September 5, 2003	S-1/A	333-145437	11/11/2007

10.21*	Warrant to Purchase Stock Agreement by and between Registrant and Gold Hill Venture Lending 03, LP dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.22*	Warrant to Purchase Stock Agreement by and between Registrant and Silicon Valley Bank dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.23*	Amended and Restated Standard NNN Lease between Registrant and Brandin Court Partners, LLC dated October 16, 2008	10-Q	001-33823	11/12/2008

10.24*	Agreement of Lease between Registrant and One Whitehall L.P., dated January 9, 2008	10-K	001-33823	6/12/2008

10.25	Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 30, 2008	10-K	001-33823	6/12/2008

10.26	First Amendment to Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 29, 2009

21.01	List of subsidiaries of Registrant

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and submitted separately to the Securities and Exchange Commission.