Form 10-K/A
period 2009-03-31
3PAR Inc.
filed 2009-07-29
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Amendment No. 1)

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 31, 2009 was: 61,393,017

EXPLANATORY NOTE

This report on Form 10-K/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-K, filed by 3PAR Inc., a Delaware corporation, on June 12, 2009, in compliance with General Instruction G.3 to Form 10-K. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and certain information about them as of June 30, 2009, are set forth below. Information regarding our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information as to the stock ownership of each director, each executive officer named in the Summary Compensation Table set forth below in Item 11, and all of our current directors and executive officers as a group is set forth below in Item 12 under “Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Position
Kevin Fong	55	Non-Executive Chairman of the Board of Directors
Mark A. Jung	47	Director
Christopher B. Paisley	56	Director
Jeffrey A. Price	49	Chief Technical Officer, System Design, Co-Founder and Director
David C. Scott	47	President, Chief Executive Officer and Director
Michael J. Sheridan	44	Director
Mark A. Siegel	41	Director
James Wei	41	Director

Kevin Fong has served as the non-executive chairman of our board of directors since January 2007 and has been a member of our board of directors since May 1999. Since March 2008, Mr. Fong has served as a special advisor of GSR Ventures, a venture capital investment firm. From July 1990 to March 2008, Mr. Fong was a managing director of Mayfield Fund, a venture capital investment firm. Mr. Fong holds a B.S. degree in Electrical Engineering from the University of California at Berkeley and an M.B.A. and an M.S. in Electrical Engineering, each from Stanford University.

Mark A. Jung has served as a member of our board of directors since January 2007. Since July 2009, Mr. Jung has served as chairman of Epic Advertising Inc., an online advertising company. From October 2007 to November 2008, Mr. Jung served as chief executive officer and a board member of Vudu, Inc., a media technology company. From February 2006 to November 2006, Mr. Jung served as chief operating officer of Fox Interactive Media, Inc., an Internet media company. From January 1999 to January 2006, Mr. Jung served as chief executive officer of IGN Entertainment Inc., an Internet media and services company. Mr. Jung holds a B.S. degree in Electrical Engineering from Princeton University and an M.B.A. from Stanford University.

Christopher B. Paisley has served as a member of our board of directors since July 2006. From January 2001 to the present, Mr. Paisley has served as the dean’s executive professor of accounting and finance at the Leavey School of Business at Santa Clara University. Mr. Paisley also serves as a member of the board of directors of Volterra Semiconductor Corporation, a provider of power management semiconductors, and Equinix, Inc., a provider of network colocation, interconnection and managed services. Mr. Paisley holds a B.A. degree in Business Economics from the University of California at Santa Barbara and an M.B.A. from the Anderson School at the University of California at Los Angeles.

Jeffrey A. Price is one of our co-founders and has served as our chief technical officer, system design since April 2009 and as a member of our board of directors since May 2001. From May 1999 to April 2009, Mr. Price served as our vice president of engineering. From February 1989 to April 1999, Mr. Price was a member of the architecture team at Sun Microsystems, Inc., a networking computing infrastructure solutions company, most recently as the director of systems engineering.

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

Michael J. Sheridan has served as a member of our board of directors since September 2007. From November 2008 to May 2009, Mr. Sheridan served as chief financial officer of Playlist, Inc., a social media networking company. From September 2006 to July 2007, Mr. Sheridan served as chief financial officer of Facebook Inc., an Internet social utility. From May 2004 to June 2006, Mr. Sheridan served as chief financial officer of IGN Entertainment, Inc., an Internet media company. From May 1999 to December 2003, Mr. Sheridan served as an executive officer of SonicWALL, Inc., an Internet security appliance provider. During this period, Mr. Sheridan served SonicWALL in various capacities, including chief financial officer, chief operating officer and senior vice president, strategy. Mr. Sheridan holds a B.S. degree in Commerce from Santa Clara University.

Mark A. Siegel has served as a member of our board of directors since February 2004. Since September 1996, Mr. Siegel has served as managing director of Menlo Ventures, a venture capital investment firm. Mr. Siegel holds a B.S. degree in Physics from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

James Wei has served as a member of our board of directors since May 1999. Since September 1996, Mr. Wei has served as general partner and co-founder of Worldview Technology Partners, a venture capital investment firm. Mr. Wei holds a B.S. degree in Systems Design Engineering from the University of Waterloo in Ontario, Canada.

There are no family relationships among any of our directors or executive officers.

Audit Committee

The audit committee of the board of directors was established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of its financial statements. The audit committee held seven meetings in fiscal 2009. Our board of directors has determined that each of the members of our audit committee satisfies the requirements for audit committee independence and financial literacy under the current rules and regulations of the SEC and the NYSE. The board of directors has also determined that Messrs. Paisley and Sheridan are each an “audit committee financial expert” as defined in SEC rules and satisfies the financial sophistication requirements of the NYSE. This designation does not impose on each of Messrs. Paisley or Sheridan any duties, obligations or liabilities that are greater than is generally imposed on him as a member of our audit committee and our board of directors. The audit committee will be responsible for, among other things:

•	overseeing the accounting and financial reporting processes and audits of our financial statements;

•	selecting and hiring our independent registered public accounting firm, and approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•

assisting the board of directors in monitoring the integrity of our financial statements, our internal accounting and financial controls, our compliance with legal and regulatory requirements, the performance of our internal audit function and the qualifications, independence and performance of our independent registered public accounting firm;

•

providing to the board of directors information and materials to make the board of directors aware of significant financial and audit-related matters that require the attention of the board of directors; and

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and annual and quarterly reports on Form 10-K and 10-Q.

The audit committee acts under a written charter adopted and approved by our board of directors. A copy of the charter of our audit committee is available on our website located at www.3PAR.com. It may be found on the website as follows:

1.	From our main web page, click on “Investors.”

2.	Then click on “Corporate Governance.”

3.	Then click on “Committee Composition.”

4.	Then click on “Audit Committee.”

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person. Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and persons who beneficially own more than 10% of our Common Stock were complied with in the fiscal year ended March 31, 2009.

CODE OF ETHICS

The board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including our senior executive and financial officers. This code is intended to deter wrongdoing and promote ethical conduct among our directors, executive officers and employees. The Code of Business Conduct and Ethics is available on our corporate website located at www.3PAR.com.

The Code of Business Conduct and Ethics may be found on the website as follows:

1.	From our main web page, click on “Investors.”

2.	Then click on “Corporate Governance.”

3.	Then click on “Code of Conduct.”

We intend to post amendments to or waivers from the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

The principal objectives of our compensation and benefits programs for executive officers are to attract and retain senior executive management, to motivate their performance toward clearly defined corporate goals, and to align their long term interests with those of our stockholders. Our compensation committee believes that maintaining and improving the quality and skills of our management and appropriately incentivizing their performance are critical factors that will affect the long-term value realized by our stockholders.

At the beginning of each fiscal year, our compensation committee establishes corporate goals and objectives for our senior management to address within the fiscal year. Through our annual goal-setting process, individual objectives are aligned with our corporate objectives. We also evaluate and reward our executive officers based on their willingness to take a leadership position in improving the operation of our business and their ability to identify and exploit opportunities to grow our business.

Until our initial public offering in late 2007, our compensation programs for our executive officers reflected the fact that we were a start up company. In an effort to preserve cash resources, our historical compensation programs focused heavily on long-term equity incentives relative to cash compensation. With a relatively larger equity weighting, this approach sought to place a substantial portion of executive compensation at risk by rewarding our executive officers, in a manner comparable to our stockholders, for achieving our business and financial objectives. Beginning in fiscal 2007, as our business had grown beyond the development stage and we were increasingly focused on growing our revenues and improving our operating results and financial condition, we implemented our first cash bonus plan to reward achievement of annual financial objectives. Since becoming a public company, we have designed and implemented compensation programs that combine both long term equity elements and shorter term cash elements.

Other than the cash bonus plans implemented beginning in fiscal 2007, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between cash and equity compensation or among different forms of non-cash compensation. The compensation committee’s philosophy is that a substantial portion of an executive officer’s compensation should be performance-based, whether in the form of equity or cash compensation. In that regard, we expect to continue to use options or other equity incentive awards as a significant component of compensation because we believe that they best align individual compensation with the creation of stockholder value, and we expect any payments under cash incentive plans to be tied to annual financial performance targets.

Role of Our Compensation Committee

Our compensation committee is comprised of three non-employee members of our board of directors, Messrs. Fong, Wei and Siegel, each of whom is an independent director under the rules of the NYSE, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code, and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

Our chief executive officer supports the compensation committee’s work by providing information relating to our financial plans, performance assessments of our officers and other personnel-related data. In particular, our chief executive officer, as the person to whom our other officers directly report, is responsible for evaluating individual officers’ contributions to corporate objectives as well as their performance relative to individual objectives. At the beginning of each fiscal year, our chief executive officer makes recommendations to the compensation committee with respect to merit salary increases, cash bonuses and stock option grants or other equity incentives. Our compensation committee meets regularly to evaluate, discuss, modify or approve these recommendations. Without the participation of the chief executive officer, as part of the annual review process our compensation committee conducts a similar evaluation of the chief executive officer’s contribution and individual performance and makes determinations after the beginning of each fiscal year with respect to merit salary increases, bonus payments, stock option grants, or other forms of compensation for our chief executive officer.

Our compensation committee has the authority under its charter to engage the services of outside advisors, experts and others for assistance. The compensation committee retained Compensia, Inc. (“Compensia”), an independent executive compensation consulting firm, to assist it in structuring and implementing our executive compensation policies for fiscal 2008. In fiscal 2009, Compensia completed a competitive assessment of the compensation for our executive officers based on companies with annual revenues between $50 million and $200 million included in a list of peer group public companies compiled by Compensia and in the April 2008 Radford High Technology Executive Compensation Survey by Aon Consulting, and made recommendations to the compensation committee regarding our overall compensation strategy for our executive officers.

In addition, as discussed below in the section titled, “Competitive Market Review for Fiscal 2010,” in May 2009, the Compensation Committee again engaged Compensia to perform a competitive assessment of the compensation of our executive officers based on an updated list of peer group public companies with annual revenues between $50 million and $500 million and the January 2009 Radford High Technology Executive Compensation Survey by Aon Consulting. The results of that assessment are described in the section below titled “Competitive Market Review for fiscal 2010.”

Competitive Market Review for Fiscal 2009

The market for experienced management is highly competitive in the technology industry. We seek to attract and retain the most highly qualified executives to manage each of our business functions, and we face substantial competition in recruiting and retaining management from companies ranging from large and established technology companies to entrepreneurial early-stage companies. We expect competition for appropriate technical, commercial and management skills to remain strong for the foreseeable future.

In July 2008, Compensia completed a competitive assessment of the compensation of our executive officers. This assessment included the identification of a public company peer comparison group for purposes of evaluating our compensation policies against current market trends, an assessment of our executive officers’ current compensation as compared to executive officers’ compensation at such peer group companies and other companies identified in the April 2008 Radford High Technology Executive Compensation Survey, a profile of our executive officers’ equity holdings and potential retention risks, and recommendations for annual equity award levels and equity allocations. The companies included in the identified public company peer compensation group were as follows:

• Acme Packet	• Maxwell Technologies
• Adaptec	• Netezza
• Aruba Networks	• Netscout Systems
• Compellent Technologies	• Numerex
• Data Domain	• Opnet Technologies
• Datalink	• Packeteer
• Dot Hill Systems	• Sonicwall
• Ecehelon	• STEC
• Isilon Systems	• Sycamore Networks
• Lantronix	• Veza Networks

Compensia gathered and evaluated our compensation levels relative to compensation data from public filings of the peer companies listed above. In addition, Compensia compared our compensation practices to compensation data from the April 2008 Radford High Technology Executive Compensation Survey by Aon Consulting. The Compensia and Radford surveys used for fiscal 2009 compensation determinations each provided summary compensation data for companies with annual revenues between $50 million and $200 million.

Compensia’s review concluded that the overall average of base salaries for our Named Executive Officers, consisting of those executive officers identified in the Summary Compensation Table below, fell approximately within the 50th percentile for similar positions and the overall average of our Named Executive Officers’ total targeted cash compensation was between the 50th and 75th percentile for similar positions. With respect to equity based incentives, Compensia noted that the unvested equity holdings of most of our Named Executive Officers would significantly decline beginning in fiscal 2009. As a result and as discussed below, the compensation committee considered and approved additional equity incentive grants to executive officers to provide a further retention incentive.

In making its executive compensation determinations for fiscal 2009, our compensation committee relied principally on the identified public company peer group and the April 2008 Radford High Technology Executive Compensation Survey by Aon Consulting (together, the “2009 Compensation Survey Data”) to compare our compensation levels to the markets in which we compete for executives. Our compensation committee did not benchmark against any individual companies, however, but relied instead on the ranges provided in the 2009 Compensation Survey Data.

In evaluating the 2009 Compensation Survey Data, our compensation committee compared our compensation practices and levels for each compensation component, including base salary, target annual cash incentive opportunity and equity compensation. The competitive comparisons made in this process were then used to determine appropriate levels of compensation based on market benchmarks for various functional titles.

Principal Components of Executive Compensation

Our executive compensation program consists of five components:

•	base salary;

•	annual cash bonuses;

•	equity-based incentives;

•	benefits; and

•	severance/termination protection.

Currently, all of our cash compensation plans provide short-term incentives that are paid out within one year. We do not have any deferred compensation cash plans. Our equity-based incentives are long-term incentives that are based on the parameters described below under “Equity Based Incentives.” We believe that a program containing each of these components, combining both short and long-term incentives, is necessary to achieve our compensation objectives and that collectively these components have been effective in properly incentivizing our Named Executive Officers and helping to achieve our corporate goals.

Annual Review Process

Our compensation committee reviews data and makes executive compensation decisions on an annual basis, typically during the first quarter of the new fiscal year. In connection with that process, executive officers are responsible for establishing and submitting for review to the chief executive officer (and in the case of the chief executive officer, directly to the compensation committee) their departmental goals and financial objectives for the then current fiscal year. The chief executive officer then compiles the information submitted and provides it, along with information relating to his own personal goals and objectives, to the compensation committee for review. The compensation committee reviews, considers, and may amend the terms and conditions proposed by management. Our chief executive officer participates in the review and consideration of compensation for all executive officers other than himself.

As part of the annual review process, the compensation committee makes determinations of changes in annual base compensation based on numerous factors, including our operating budgets, a review of survey data relating to base compensation for the position at comparable companies, and individual performance over the prior fiscal year. In May 2008, in connection with the fiscal 2009 annual review process, our compensation committee established the performance objectives for fiscal 2009 under our Employee and Executive Incentive Compensation Plan. As described below, achievement of these performance objectives resulted in the payment of cash bonuses to our executive officers and employees under the Employee and Executive Incentive Compensation Plan. During the annual review process, the compensation committee also considered each executive’s equity incentive position, including the extent to which he or she was vested or unvested, the executive’s aggregate equity incentive position relative to benchmarks established in the 2009 Compensation Survey Data and the retention value of the executive’s aggregate equity incentive position based on the average price of our Common Stock over a certain period and the Black-Scholes value of such equity incentives. In addition, the committee also considered individual officers’ equity positions relative to each other and the equity incentive we would expect to offer a newly hired officer in the same position based on current market terms. Historically, our practice has been to provide refresher equity incentive grants, typically in the form of stock options, as an individual officer becomes substantially vested in his or her current equity position. An officer will generally be deemed “substantially vested” as he or she approaches his fourth year of service following the vesting commencement date of the applicable equity award. Our equity incentives have historically vested over four years.

From time to time, the compensation committee may make off-cycle adjustments in executive compensation as it determines appropriate.

Weighting of Compensation Components

The determination of the board of directors or compensation committee as to the appropriate use and weight of each component of executive compensation is subjective, based on their view of relative importance of each component in meeting our overall objectives and factors relevant to the individual executive. Our committee has not established any specific weightings for the various elements of executive compensation. In connection with its review of survey compensation data provided by Compensia for each executive officer, the compensation committee compares our levels of compensation for each element – base salary, cash incentives, and equity incentives – to peer group levels, and it also compares aggregate total compensation.

Base Salary

Base salary for our chief executive officer and other officers reflects the scope of their respective responsibilities and seniority as well as competitive market factors. Salary adjustments are determined by the compensation committee and are typically based on a comparison of our executive officers’ base salaries to those of executive officers in similar positions at our peer public companies, competitive conditions, our overall financial results, our budget requirements, and individual performance.

Our compensation committee believes that competition for experienced executive management in the technology industry has been and will for the foreseeable future continue to be intense. We believe that historic base salaries for our executive officers have been generally within the ranges identified in the compensation survey data that the compensation committee reviews in connection with its annual assessment of our executive officers’ compensation.

Our chief executive officer’s base salary during fiscal 2009 was increased to $358,750 from $350,000 for fiscal 2008. Our compensation committee based this increase principally on our chief executive officer’s job performance, a comparison of our chief executive officer’s base salary to the 2009 Compensation Survey Data, and our improved financial performance as compared to prior fiscal years.

Our chief financial officer’s base salary during fiscal 2009 was increased to $220,000 from $210,000 for fiscal 2008. Our compensation committee based this increase principally on Mr. Lares’ job performance, comparison of his base salary to the 2009 Compensation Survey Data, and increasing job responsibilities as we continued the process of implementing new policies and procedures in order to comply with new regulatory and disclosure obligations that we became subject to as a public company.

The base salaries for the other Named Executive Officers for fiscal 2009 were as follows: James Dawson, former vice president of worldwide sales, $225,000; Jeffrey Price, vice president of engineering, co-founder and director, $254,400; and Ashok Singhal, chief technical officer and co-founder, $220,000. Mr. Dawson’s salary represented an increase from his $200,000 salary in fiscal 2008; however, the salaries for Messrs. Price and Singhal were the same as their salaries for fiscal 2008. Our compensation committee determined that increasing Mr. Dawson’s salary and maintaining the same salaries for Messrs. Price and Singhal was appropriate based on a comparison of each base salary to the 2009 Compensation Survey Data reviewed by the committee.

Cash Bonuses

Annual cash incentive bonuses for our employees, including our executive officers, are designed principally to reward performance that furthers key corporate goals and to date have focused exclusively on the achievement of annual financial goals. As discussed below, in fiscal 2009, our executive officers were eligible to receive a cash bonus if we achieved specific target levels relating to total revenues and operating income/loss. We believe that the performance objectives used to provide annual cash incentives will change from year-to-year as our business evolves and our priorities change. In order to create appropriate performance incentives, the compensation committee generally sets performance goals that moderately exceed the operating plan approved by our board of directors, but the committee maintains discretion to increase or decrease variable compensation if it determines appropriate.

In May 2008, our compensation committee approved the performance objectives for fiscal 2009 under our Employee and Executive Incentive Compensation Plan. The compensation committee set these targets at levels moderately in excess of the operating plan for fiscal 2009 approved by our board of directors as an incentive for superior performance. In establishing the targets, the compensation committee considered management’s historic performance relative to prior operating plans as well as the committee’s view of the prospects for our business in fiscal 2009.

Under the fiscal 2009 plan, eligible employees, generally consisting of non-commissioned employees, were eligible to receive a target cash bonus equal to a percentage of their applicable base salary, as follows: non-director employees, 10%; director employees, 15%; executive officers other than the chief executive officer, 40%; and our chief executive officer, 100%. Our chief executive officer’s target award of 100% of his base salary is also reflected in his employment agreement. The compensation committee determined the applicable target percentage bonus levels for fiscal 2009 based principally on the impact of bonus payments on our operating results and based on these factors concluded that cash bonus targets equal to 10%, 15%, 40% and 100%, as applicable, of our employees’ base salaries were appropriate and within our operating budget for fiscal 2009.

The compensation committee maintains discretion to provide for cash incentive awards under the Employee and Executive Incentive Compensation Plan in excess of the target base salary percentages if we exceed the established financial performance targets. We do not currently have any policy regarding the adjustment or recovery of awards or payments if the relevant performance measures are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. Awards will be reduced if we do not achieve the targets under the plan. The compensation committee may also approve payments of bonuses outside the Employee and Executive Incentive Compensation Plan, regardless of whether performance targets have been achieved.

The objectives that we established for management under the cash incentive plans for fiscal 2009 were the same as those applicable for non-executive employees. We believe rewarding our executive management and non-executive employees based on achievement of the same financial and corporate objectives contributes to a culture of collaborative, team-oriented management.

Under the fiscal 2009 plan, our Named Executive Officers received the following cash bonuses for fiscal 2009: David Scott, $358,212; Adriel Lares, $87,754; Jeffrey Price, $101,760; and Ashok Singhal, $88,006. The cash bonuses represent a payment of 100% of the targeted amounts under the fiscal 2009 plan, based on us achieving 100% of our performance targets for fiscal 2009.

James Dawson, our former vice president of worldwide sales, did not participate in the fiscal 2009 plan. Mr. Dawson received sales commissions in a manner similar to the commission-based compensation program for our sales group, which he headed. We paid Mr. Dawson commissions of approximately $212,605 during fiscal 2009 based on fiscal 2008 and 2009 transactions. The timing of our commission payments to Mr. Dawson tended to lag the time when the underlying customer transactions were entered, and we paid commissions in fiscal 2010 arising from customer transactions entered in fiscal 2009.

In fiscal 2009, Mr. Dawson became entitled to approximately $216,524 in commissions based on fiscal 2009 transactions, which were paid in part during fiscal 2009 and the remainder during fiscal 2010.

Equity Based Incentives

We grant equity based incentives to employees, including our executive officers, in order to create a corporate culture that aligns employee interests with stockholder interests. We have not adopted any specific stock ownership guidelines, and other than the issuance of shares to our founders when we were established, our equity incentive plans have provided the principal method for our executive officers to acquire an equity position in our company, whether in the form of shares or options.

Prior to our initial public offering in November 2007 (the “IPO”), we granted options and other equity incentives to our officers under either the 1999 Stock Option Plan or the 2000 Management Stock Option Plan. In connection with the IPO, our board of directors adopted the 2007 Plan, which was implemented following the IPO. The 2007 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards. Historically, our equity incentive plans were administered by our board of directors. Since the IPO, all equity incentive plans and awards are administered by our compensation committee under the delegated authority established in the compensation committee charter. In addition, the compensation committee has delegated authority to grant stock options to newly hired employees, other than our executive officers, to our new employee option administrator.

The size and terms of any initial option grants to new employees, including executive officers, are based largely on competitive conditions applicable to the specific position. In making its determination of the size of option grants for our current officers, the compensation committee relies in part on compensation survey data that includes information on equity incentives for specific positions at similarly situated companies.

In addition, our practice has been to make additional annual option grants to employees, including executive officers, when the individual has become substantially vested and the board of directors or compensation committee believed additional unvested equity incentives are appropriate as a retention incentive. We expect to continue this practice in the future in connection with the compensation committee’s annual performance review at the beginning of each fiscal year. In making its determination concerning additional option grants, the compensation committee will also consider, among other factors, individual performance and the size and terms of the individual’s outstanding equity grants in the then-current competitive environment. Moreover, when evaluating equity incentive compensation, the committee considers Compensia survey data, which provides valuation data using the Black-Scholes Option Pricing Model and similar valuation metrics to permit a comparison of the value of our equity incentive awards to our peer group.

To date, our equity incentives have been granted principally with time-based vesting. Most new hire option grants, including for executive officers, vest over a four-year period with 25% vesting on each annual anniversary of the employee’s date of hire. We expect that additional annual option grants to continuing employees will typically vest over a four-year period with 25% vesting on each annual anniversary of the date of grant. Although our practice in recent years has been to provide equity incentives principally in the form of stock option grants that vest over time, in 2008, our compensation committee approved the grant of restricted stock units to our executive officers as identified below. Each of these restricted stock units will vest on July 1, 2012, assuming the executive officer continues to provide services to us. The committee believes that the extended vesting term of these grants, together with the fact that they will have some intrinsic value regardless of the trading value of our common stock, makes these grants an effective retention tool, particularly as compared to option grants which have value only if the then-current trading price of the common stock exceeds the option exercise price. The committee also noted the reduced dilutive effect of restricted stock grants relative to options.

During fiscal 2009, our compensation committee reviewed the aggregate equity position of each of our executive officers as compared to executive officers in similar positions at companies included in our public company peer group, as well as reviewing the retention value of such equity incentives based on our stock price and the Black-Scholes value of such equity incentives. In particular, they compared outstanding equity positions for each executive officer’s respective position with ranges presented in the 2009 Compensation Survey Data to ensure that each executive officer’s equity position fell within the range, without targeting any particular percentage within the range for the executive officers as a group. They also evaluated the extent to which prior equity incentives were then vested. As a result of these reviews, in July 2008, based on Compensia’s review and the recommendations of our chief executive officer, except with respect to his own compensation, our compensation committee approved the following grants to our Named Executive Officers:

Name	RSUs Granted (#)	Options Granted (#) (1)
David C. Scott	30,000	145,000
Adriel G. Lares	20,000	60,000
James L. Dawson	20,000	60,000
Jeffrey A. Price	20,000	50,000
Ashok Singhal	20,000	50,000

(1)	The exercise price of the option grants is $8.96, which is the closing price of our Common Stock as reported by NYSE Arca on August 5, 2008, the first trading day that fell within an open trading window under our insider trading policy following the date that our compensation committee approved the grants.

In addition, in July 2008, our compensation committee approved the categories of business criteria that can be used in setting performance goals for performance-based awards under our 2007 Plan. When setting these performance goals, the compensation committee may use all or a portion of the approved business criteria categories. Our compensation committee has not yet granted any performance-based awards under our 2007 Plan and has not approved a policy with respect to the use of performance-based awards in the compensation practices for our executive officers.

Benefits

We provide the following benefits to our Named Executive Officers, generally on the same basis provided to all of our employees:

•	health, dental and vision insurance;

•	life insurance;

•	employee stock purchase plan;

•	employee assistance plan;

•	medical and dependant care flexible spending account;

•	short-and long-term disability, accidental death and dismemberment; and

•	a 401(k) plan.

We believe these benefits are consistent with companies with which we compete for employees.

Severance and Termination Compensation

In connection with certain terminations of employment, our executive officers may be entitled to receive certain severance payments and benefits pursuant to their respective employment agreements, offer letters and management retention agreements. In setting the terms of and determining whether to approve these arrangements, our compensation committee recognized that executives often face challenges securing new employment following termination, in particular following a change of control of the company, and that distractions created by uncertain job security surrounding potential beneficial transactions may have a detrimental impact on their performance. As a result, the severance benefits identified below are primarily intended to provide these executive officers with post-change of control termination protection of salary and benefits while they seek new employment. We also have agreed to accelerate vesting of certain equity incentives in connection with certain terminations following a change of control, based on our view that these executive officers are not likely to be retained in comparable positions by a large acquiror, and the benefit of these equity incentives would otherwise be forfeited upon a termination of employment, including an involuntary termination by an acquiring company.

Chief Executive Officer

Under the terms of an employment agreement we entered with our chief executive officer, David C. Scott, in July 2007, if within 18 months following a change of control, Mr. Scott is involuntarily terminated (other than for cause, death or disability) or he terminates voluntarily for good reason, we have agreed that Mr. Scott will be entitled to receive the following benefits:

•	a lump sum cash payment equal to 300% of his base salary payable within 30 days of termination;

•

until the earlier of one year from the date of termination or such time as Mr. Scott has become covered under another employer’s plans with comparable coverage, continued health, dental, vision and life insurance benefits at the same levels of coverage and with the same relative ratios of premium payments by us and Mr. Scott as existed prior to the termination; and

•	immediate vesting of all then unvested stock options, restricted stock or other unvested equity incentives held by Mr. Scott.

In addition, Mr. Scott will receive equivalent cash severance and insurance benefits to those described above in the event of a termination of employment resulting from his death or disability, an involuntary termination of his employment by us other than for cause outside the change of control period, or a voluntary termination by Mr. Scott for good reason outside the change of control period. In the event of such a termination, Mr. Scott will also receive one year’s accelerated vesting credit with respect to any unvested stock options, restricted stock or other equity incentives.

Payment of the benefits described above is also subject to Mr. Scott’s executing and not revoking a standard release of any claims against us and his complying with certain non-solicitation obligations in his employment agreement.

The compensation committee and board of directors approved post-termination benefits for Mr. Scott that are greater than or in addition to the benefits provided to our other executives after consulting with Compensia to determine similar benefits provided to other chief executive officers at similarly situated companies and considering factors such as the high likelihood that a chief executive officer will be terminated in connection with a change of control transaction as compared to the other executive officers.

Other Executive Officers

We have also entered management retention agreements with our other executive officers. Under the terms of these agreements, if within 12 months following a change of control, the executive is involuntarily terminated

(other than for cause, death, or disability) or the executive voluntarily terminates for good reason, our executive officers will be entitled to receive the following benefits:

•

a lump sum cash payment equal to 50% of the executive’s annual base salary as in effect immediately prior to the date of termination (except in the case of our vice president and general counsel, who is entitled to a lump sum cash payment equal to his annual base salary);

•

until the earlier of one year from the date of termination or such time as the executive has become covered under another employer’s plans with comparable coverage, continued health, dental, vision, long term disability and life insurance benefits at the same levels of coverage and with the same relative ratios of premium payments by us and the executive as existed prior to the termination; and

•

immediate vesting of 50% of the then-unvested portion of any stock options, restricted stock or other unvested equity incentives held by the executive (except in the case of our vice president and general counsel, who is entitled to immediate vesting of 100% of the then-unvested securities held by him).

Payment of the benefits described above under these management retention agreements is also subject to the executive’s executing and not revoking a mutual release of claims with us.

Recent Compensation Determinations

Base Salaries for Fiscal 2010

In connection with its annual review of our executive officers’ compensation for fiscal 2010, in May 2009, the compensation committee considered each Named Executive Officer’s current base salary. In light of macro economic conditions that existed at the time, the committee determined that it was appropriate to focus on cash and expense management initiatives and as a result concluded that no salary increases would be approved for executive officers at that time. The committee may, however, reconsider the executive officers’ base salaries for fiscal 2010 as may be appropriate based on subsequent events that occur during the remainder of fiscal 2010.

Cash Bonuses for Fiscal 2010

In May 2009, our compensation committee established the performance goals for our 2010 fiscal year under our Employee and Executive Incentive Plan. The fiscal 2010 performance goals relate to revenue and non-GAAP operating income. The non-GAAP operating income goal excludes the impact of stock-based compensation expense and is calculated after giving effect to the accrual for the bonus payouts under the Employee and Executive Incentive Compensation Plan. Similar to the fiscal 2009 performance goals, the compensation committee set these targets at levels moderately in excess of the operating plan for fiscal 2010 approved by our board of directors as an incentive for superior performance. The committee believed the targets identified were attainable but acknowledged they would require substantial management attention and growth in our revenues during fiscal 2010. In particular, increasing our revenue in fiscal 2010 to achieve the revenue targets under the fiscal 2010 plan will require our sales and customer support personnel to execute efficiently and aggressively in an uncertain economic environment and will require our sales and human resource executives to continue to recruit, hire and train a substantial number of additional sales personnel and to ensure that new sales personnel become productive as quickly as possible. We have experienced challenges in the past hiring and retaining appropriate sales personnel, in part because our sales personnel, in order to be effective, are required to have a substantial amount of industry and domain-specific expertise, which limits the pool of available talent from which we can recruit. Finally, achieving our non-GAAP operating income objectives under the fiscal 2010 plan will require, in addition to increases in our revenue, that our financial and operating executives maintain controls over our operating expenses, product manufacturing and assembly costs.

Under the fiscal 2010 plan, eligible employees, generally consisting of non-commissioned employees, are eligible to receive a target cash bonus equal to a percentage of their applicable base salary, as follows: non-director employees, 5%; director employees, 7.5%; executive officers other than the chief executive officer,

30%; and our chief executive officer, 85%. The compensation committee determined the applicable target percentage bonus levels for fiscal 2010 based principally on adverse macroeconomic conditions and the impact of bonus payments on our operating results. The committee set cash bonus targets at 5%, 7.5%, 30% and 85% base salaries for our non-director employees, director employees, non-CEO executive officers, and CEO.

Competitive Market Review for Fiscal 2010

In May 2009, Compensia completed a competitive assessment of the compensation of our executive officers. This assessment included the identification of an updated public company peer comparison group for purposes of evaluating our compensation policies against current market trends, an assessment of our executive officers’ current compensation as compared to executive officers’ compensation at such peer group companies and other companies identified in the January 2009 Radford High Technology Executive Compensation Survey, a profile of our executive officers’ equity holdings and potential retention risks, and recommendations for annual equity award levels and equity allocations. The companies included in the identified public company peer compensation group were as follows:

• Acme Packet	• Ecehelon
• Adaptec	• Informatica
• Aruba Networks	• Isilon Systems
• CommVault Systems	• Maxwell Technologies
• Compellent Technologies	• Netezza
• Data Domain	• Netscout Systems
• Datalink	• Opnet Technologies
• Dot Hill Systems	• Sonicwall
• Double-Take Software	• STEC

Compensia gathered and evaluated our compensation levels relative to compensation data from public filings of the peer companies listed above. In addition, Compensia compared our compensation practices to compensation data from the January 2009 Radford High Technology Executive Compensation Survey by Aon Consulting. The Compensia and Radford surveys each provide summary compensation data for companies with annual revenues between $50 million and $500 million. The public company peer group and the January 2009 Radford High Technology Executive Compensation Survey were updated to include companies with higher revenues than were included in the public company peer group and compensation survey data used for the fiscal 2009 annual compensation review. It was determined that these companies constituted a more appropriate peer group for comparison purposes due to our increased revenues in fiscal 2009 as compared to fiscal 2008.

Compensia’s review concluded that the overall average of our Named Executive Officers’ base salaries and total targeted cash compensation falls between the 25th and 50th percentile of market trends for similar positions. Compensia’s review also concluded that the equity based incentives for our Named Executive Officers, including the restricted stock units granted to our Named Executive Officers, fall between the 50th and 75th percentile of market trends for similar positions. Compensia noted, however, that due to the effect of the global economic conditions on the overall stock market, including the price of our Common Stock, retention values had been negatively impacted. As a result and as discussed below, the compensation committee considered and approved a mix of stock option grants and restricted stock unit grants to executive officers to provide a further retention incentive.

Equity Based Incentives for Fiscal 2010

In June 2009, based on Compensia’s review and the recommendations of our chief executive officer, except with respect to his own compensation, our compensation committee approved grants of restricted stock units, together with an additional stock option grant, to each of our Named Executive Officers as indicated below. The restricted stock units and the stock option grants will each vest over a four year period with 25% vesting on each annual anniversary of the date of grant. The restricted stock unit and stock option grants approved by our compensation committee to our Named Executive Officers are as follows:

Name	RSUs Granted (#)	Options Granted (#) (1)
David C. Scott	59,000	127,000
Adriel G. Lares	30,000	60,000
James L. Dawson(2)	N/A	N/A
Jeffrey A. Price	25,000	50,000
Ashok Singhal	25,000	50,000

(1)	The exercise price of the option grants is $9.36, which is the closing price of our Common Stock as reported by the New York Stock Exchange on June 1, 2009, the grant date of such option grants.
(2)	Mr. Dawson resigned effective April 30, 2009.

On a going forward basis, our compensation committee anticipates maintaining the equity holdings of our Named Executive Officers at appropriate levels primarily through continued annual stock option grants.

Accounting and Tax Considerations

Internal Revenue Code Section 162(m) limits the amount that we may deduct for compensation paid to our chief executive officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based” compensation. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000. Under certain regulations, option spread compensation from options that meet certain requirements will not be subject to the $1,000,000 cap on deductibility, and in the past, we have granted options that we believe met those requirements. While the compensation committee cannot predict how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. While the compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our chief executive officer and our four most highly compensated officers, the compensation committee expects to consider tax deductibility under Section 162(m) of the Internal Revenue Code as a factor in compensation decisions, when and as it becomes relevant.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based upon the review and discussions noted above, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

Respectfully submitted by:

THE COMPENSATION COMMITTEE

Kevin Fong (Chairperson)

Mark Siegel

James Wei

Summary Compensation Table

The following table presents information concerning the total compensation of our chief executive officer, chief financial officer and our three other most highly compensated officers during the last fiscal year, or the Named Executive Officers, for services rendered to us in all capacities for the fiscal year ended March 31, 2009.

Name and Principal Position	Year	Salary		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (5)	Total ($)
David C. Scott	2009	358,212		39,163	282,846	358,212	(2)	732	1,039,164
Chief Executive Officer	2008	350,000		—	130,165	322,000	(3)	798	802,963
	2007	349,563		—	16,035	122,500	(4)	684	488,782

Adriel G. Lares	2009	219,385		26,109	130,682	87,754	(2)	449	464,379
Chief Financial Officer	2008	209,231		—	63,169	67,620	(3)	502	340,522
	2007	184,000		—	2,004	66,500	(4)	479	252,983

James L. Dawson	2009	439,986	(6)	26,109	139,368	—		459	605,922
Former Vice President of	2008	423,805	(7)	—	69,094	—		513	493,412
Worldwide Sales	2007	316,500	(8)	—	—	—		456	316,956

Jeffrey A. Price	2009	254,400		26,109	128,872	101,760	(2)	519	511,661
Vice President of	2008	254,400		—	97,400	81,917	(3)	580	434,297
Engineering	2007	254,082		—	25,028	89,040	(4)	562	368,712

Ashok Singhal	2009	220,014		26,109	148,059	88,006	(2)	450	482,637
Chief Technical Officer	2008	220,014		—	108,353	70,845	(3)	503	399,715
	2007	219,739		—	6,673	77,005	(4)	480	303,897

(1)	Amounts represent the aggregate expense recognized for financial statement reporting purposes during the fiscal year calculated in accordance with SFAS No. 123(R) without regard to estimated forfeitures. The total fair value of each award is calculated as of the grant date and expensed in the financial statements over the service period of the award. The amounts shown include ratable amounts expensed for stock and option awards that were granted in fiscal years 2007, 2008 and 2009. Assumptions used in the valuations of these awards are included in Note 9 of our Annual Report on Form 10-K. These amounts do not correspond to actual value that may be realized by the named executive officers.
(2)	Amounts represent total performance-based bonuses earned for services rendered during fiscal 2009 under our Fiscal Year 2009 Executive Incentive Compensation Plan, in which all executives who did not receive sales commissions were eligible to participate. Under the Fiscal Year 2009 Executive Incentive Compensation Plan, our chief executive officer was eligible to receive a cash bonus of 100% of his base salary and all other participating executives were eligible to receive a cash bonus of 40% of his or her base salary based on achievement of financial targets relating to our revenue and operating results for fiscal 2009. Bonuses earned in fiscal 2009 were paid in fiscal 2010. Please see “Cash Bonuses” under “Compensation Discussion and Analysis” above for additional information regarding our fiscal 2009 cash bonuses.
(3)	Amounts represent total performance-based bonuses earned for services rendered during fiscal 2008 under our Fiscal Year 2008 Executive Incentive Compensation Plan, in which all executives who did not receive sales commissions were eligible to participate. Under the Fiscal Year 2008 Executive Incentive Compensation Plan, our chief executive officer was eligible to receive a cash bonus of 100% of his base salary and all other participating executives were eligible to receive a cash bonus of 35% of his or her base salary based on achievement of financial targets relating to our revenue and operating results for fiscal 2008. Bonuses earned in fiscal 2008 were paid in fiscal 2009.
(4)

Amounts represent total performance-based bonuses earned for services rendered during fiscal 2007 under our Fiscal Year 2007 Executive Incentive Compensation Plan, in which all executives who did not receive sales commissions were eligible to participate. Under the Fiscal Year 2007 Executive Incentive Compensation Plan, each participating executive was eligible to receive a cash bonus equal to 35% of his or her base salary based on achievement of financial targets relating to our revenue and operating results for fiscal 2007 and our cash balances at the end of the fiscal year. Bonuses earned in fiscal 2007 were paid in fiscal 2008.

(5)	Represents amounts paid for life insurance for the executive and the executive’s family members.
(6)	Includes $216,524 in commissions and bonus earned by Mr. Dawson in fiscal 2009, of which approximately $141,500 was paid in fiscal 2009 and the remainder was paid in fiscal 2010. Please see “Cash Bonuses” under “Compensation Discussion and Analysis” above for additional information regarding Mr. Dawson’s commission compensation arrangement.
(7)	Includes $223,805 in commissions and bonus earned by Mr. Dawson in fiscal 2008, of which approximately $152,700 was paid in fiscal 2008 and the remainder was paid in fiscal 2009.
(8)	Includes $116,500 in commissions earned by Mr. Dawson in fiscal 2007, of which approximately $83,500 was paid in fiscal 2007 and the remainder was paid in fiscal 2008.

Grants of Plan-Based Awards

The following table presents information concerning grants of plan-based awards to each of our Named Executive Officers during the fiscal year ended March 31, 2009.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
David C. Scott
Non-Equity Incentive Cash Payment	5/30/2008	358,212	—	—	—	—
Stock Award	7/21/2008	—	30,000	—	—	225,000
Option Award	8/5/2008	—	—	145,000	8.96	565,007

Adriel G. Lares
Non-Equity Incentive Cash Payment	5/30/2008	87,754	—	—	—	—
Stock Award	7/21/2008	—	20,000	—	—	150,000
Option Award	8/5/2008	—	—	60,000	8.96	233,796

James L. Dawson
Stock Award	7/21/2008	—	20,000	—	—	150,000
Option Award	8/5/2008	—	—	60,000	8.96	233,796

Jeffrey A. Price
Non-Equity Incentive Cash Payment	5/30/2008	101,760	—	—	—	—
Stock Award	7/21/2008	—	20,000	—	—	150,000
Option Award	8/5/2008	101,760	—	50,000	8.96	194,830

Ashok Singhal
Non-Equity Incentive Cash Payment	5/30/2008	88,006	—	—	—	—
Stock Award	7/21/2008	—	20,000	—	—	150,000
Option Award	8/5/2008	—	—	50,000	8.96	194,830

(1)	The target payments under our Fiscal Year 2009 Executive Incentive Compensation Plan were set at 100% of our chief executive officer’s base salary and at 40% of all other participating executive officers’ base salaries. There was no threshold or maximum payment for executive officers to earn under the Fiscal Year 2009 Executive Incentive Compensation Plan. Mr. Dawson did not participate in the Fiscal Year 2009 Executive Incentive Compensation Plan. Please see “Cash Bonuses” under “Compensation Discussion and Analysis” above for additional information regarding our fiscal 2009 cash bonuses.

(2)	Restricted stock units vest in full on the fourth anniversary of the grant date.
(3)	The stock option was granted under our 2007 Stock Plan. The option has a maximum term of ten years measured from the grant date, subject to earlier termination upon the officer’s cessation of service with us. Options are exercisable in 25% annual increments beginning one year after the grant date.
(4)	The exercise price was determined based on the closing price of our common stock on the grant date.
(5)	Amounts reflect the aggregate grant date fair value of stock options granted in fiscal 2009, calculated in accordance with SFAS No. 123(R) without regard to estimated forfeitures. See Note 9 of Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value of our stock options.

Outstanding Equity Awards At Fiscal Year-End

The following table presents certain information concerning equity awards held by our Named Executive Officers at the end of the fiscal year ended March 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
David C. Scott	397,196 169,999 —	(3) (4)	— — 145,000	(11)	0.46 11.20 8.96	4/1/2015 7/26/2017 8/5/2018	30,000 — —	197,100 — —

Adriel G. Lares	80,000 82,499 —	(5) (6)	— — 60,000	(11)	0.58 11.20 8.96	11/17/2015 7/26/2017 8/5/2018	20,000 — —	197,100 — —

James L. Dawson	145,000 15,000 104,999	(3) (7) (8) —	— — — 60,000	(11)	0.02 0.46 11.20 8.96	4/26/2014 4/1/2015 7/26/2017 8/5/2018	20,000 — — —	197,100 — — —

Jeffrey A. Price	205,957 67,708 —	(3) (9)	57,292 50,000	(9) (11)	0.46 7.08 8.96	4/1/2015 1/26/2017 8/5/2018	20,000 —	131,400 — —

Ashok Singhal	171,849 59,896 —	(3) (10)	— 65,104 50,000	(10) (11)	0.46 9.02 8.96	4/1/2015 4/26/2017 8/5/2018	20,000 — —	131,400 — —

(1)	Restricted stock units vest in full on the fourth anniversary of the grant date.
(2)	The values shown in this column are equal to the market value of $6.57, the closing price of our Common Stock on March 31, 2009 as reported by the NYSE, multiplied by the number of shares.
(3)	All of the shares subject to the option are fully vested as of March 31, 2009.
(4)

The option is subject to an early exercise provision and is immediately exercisable. The option vests at the rate of 1/48th of the total number of shares subject to the option each month beginning with the one-month anniversary of the grant. As of March 31, 2009, 70,833 shares were fully vested and 91,166 shares will vest ratably over the remainder of the vesting period, subject to Mr. Scott’s continued service to us. This option is also included in the Summary Compensation Table above and does not constitute additional compensation.

(5)

The option is subject to an early exercise provision and is immediately exercisable. 1/4th of the total number of shares subject to the option became vested on December 10, 2006 and 1/48th of the total number of shares subject to the option vest each month thereafter. As of March 31, 2009, 65,000 shares were fully vested and 15,000 shares will vest ratably over the remainder of the vesting period, subject to Mr. Lares’ continued service to us.

(6)

The option is subject to an early exercise provision and is immediately exercisable. The option vests at the rate of 1/48th of the total number of shares subject to the option each month beginning with the one-month anniversary of the grant. As of March 31, 2009, 34,375 shares were fully vested and 48,124 shares will vest ratably over the remainder of the vesting period, subject to Mr. Lares’ continued service to us. This option is also included in the Summary Compensation Table above and does not constitute additional compensation.

(7)

The option is subject to an early exercise provision and is immediately exercisable. 1/4th of the total number of shares subject to the option became vested on April 1, 2006 and the remaining shares subject to the stock option vest at a rate of 1/48th of the total number of shares subject to the option each month thereafter subject to Mr. Dawson’s continued service to us. As of March 31, 2009, 14,685 shares were fully vested and 315 shares vested ratably until Mr. Dawson’s resignation from us, effective April 30, 2009.

(8)

The option is subject to an early exercise provision and is immediately exercisable. 1/48th of the total number of shares subject to the option became vested on April 21, 2008 and the remaining shares subject to the stock option vest at a rate of 1/48th of the total number of shares subject to the option each month thereafter subject to Mr. Dawson’s continued service to us. As of March 31, 2009, 26,250 shares were vested and 2,187 shares vested ratably until Mr. Dawson’s resignation from us, effective April 30, 2009. This option is also included in the Summary Compensation Table above and does not constitute additional compensation.

(9)

The option is not subject to an early exercise provision. The option vested at the rate of 1/4th of the total number of shares subject to the option on January 1, 2008 and 1/48th of the total number of shares subject to the option vest each month thereafter subject to Mr. Price’s continued service to us. As of March 31, 2009, 67,708 were fully vested and the remaining 57,292 will vest ratably over the remainder of the vesting period, subject to Mr. Price’s continued service to us. This option is also included in the Summary Compensation Table above and does not constitute additional compensation.

(10)

The option is not subject to an early exercise provision. 1/48th of the total number of shares subject to the option became vested on May 26, 2007 and 1/48th of the total number of shares subject to the option vest each month thereafter subject to Mr. Singhal’s continued service to us. As of March 31, 2009, 59,896 were fully vested and the remaining 65,104 will vest ratably over the remainder of the vesting period, subject to Mr. Singhal’s continued service to us. This option is also included in the Summary Compensation Table above and does not constitute additional compensation.

(11)

The option is not subject to an early exercise provision. The option vests at the rate of 1/4th of the total number of shares subject to the option each year beginning with the first anniversary of the grant subject to the Names Executive’s continued service to us. As of March 31, 2009 no shares subject to the option were vested. This option is also included in the Summary Compensation Table above and does not constitute additional compensation.

Option Exercises and Stock Vested

The following table presents certain information concerning the exercise of options and vesting of stock awards by each of our Named Executive Officers during the fiscal year ended March 31, 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
David C. Scott	177,157	1,163,921
Adriel G. Lares	20,842	136,932
James L. Dawson	33,348	219,096
Jeffrey A. Price	—	—
Ashok Singhal	—	—

(1)	Shares shown in this column are shares of Common Stock acquired pursuant to the early exercise of options that vested during the fiscal year ended March 31, 2009.
(2)	The values shown in this column are equal to the market value of $6.57, the closing price of our Common Stock on March 31, 2009 as reported by the NYSE, multiplied by the number of shares vested during the fiscal year ended March 31, 2009.

Employment Agreements and Offer Letters

David C. Scott

In July 2007, we entered into an employment agreement with David C. Scott, our president and chief executive officer, superseding a prior employment agreement. Under the employment agreement, we employ Mr. Scott on an at-will basis with no specified term for a base salary that was initially set at $350,000. The compensation committee has since increased Mr. Scott’s base salary and will continue to review it on an annual basis for potential adjustments.

In the event that within 18 months following a change of control, Mr. Scott is involuntarily terminated (other than for cause, death or disability) or he terminates voluntarily for good reason, we have agreed that Mr. Scott will be entitled to receive (i) a lump sump payment equal to 300% of his base salary, payable within 30 days of termination and (ii) continued health, dental, vision and life insurance benefits at the same level of coverage and with the same relative ratio of premium payment by us and Mr. Scott as existed while he was employed with us. The obligation to provide continued benefits to Mr. Scott will continue until the earlier of one year from the date of termination or such time as Mr. Scott has become covered under another employer’s plans with comparable coverage. In addition, any unvested stock options, restricted stock or other unvested equity incentives held by Mr. Scott will become immediately vested upon such a termination.

In addition, Mr. Scott will receive equivalent cash severance and insurance benefits to those described above in the event of a termination of employment resulting from Mr. Scott’s death or disability, an involuntary termination of his employment by us other than for cause outside of the change of control period, or a voluntary termination by Mr. Scott for good reason outside the change of control period. In the event of such a termination, Mr. Scott will also receive one year’s accelerated vesting credit with respect to any unvested stock options, restricted stock or other equity incentives.

Payment of the benefits described above is also subject to Mr. Scott’s executing and not revoking a standard release of any claims against us and his complying with certain non-solicitation obligations in his employment agreement.

Adriel G. Lares

We are parties to an offer letter dated November 5, 2001 with Adriel G. Lares, currently our chief financial officer. At the time the offer letter was entered, Mr. Lares was hired as our director of finance. Under the offer letter, Mr. Lares’ employment is at will with no specified term. We initially agreed to pay Mr. Lares a base salary of $120,000, which was increased to $210,000 during fiscal 2008 and $220,000 during fiscal 2009. Pursuant to the offer letter, we granted Mr. Lares an initial option to purchase 12,500 shares of our Common Stock.

Jeffrey A. Price

We are parties to an offer letter dated April 19, 1999 with Jeffrey A. Price, our vice president of engineering and co-founder. Under the offer letter, Mr. Price’s employment is at will with no specified term. We initially agreed to pay Mr. Price a base salary of $175,000, which has since been increased to $254,000. In connection with his becoming an employee and co-founder, we sold Mr. Price an aggregate of 660,000 shares of our Common Stock under a restricted stock purchase agreement.

Ashok Singhal

We are parties to an offer letter dated April 26, 1999 with Ashok Singhal, our chief technical officer. Under the offer letter, we employ Mr. Singhal on an at-will basis with no specified term and agreed to pay Mr. Singhal an initial base salary of $165,000, which has since been increased to $220,014. Pursuant to the offer letter, we granted Mr. Singhal an initial option to purchase 550,000 shares of our Common Stock.

James L. Dawson

We are parties to an offer letter dated March 10, 2004 with James L. Dawson, our vice president of worldwide sales. Under the offer letter, we employ Mr. Dawson on an at-will basis with no specified term and agreed to pay Mr. Dawson an initial base salary of $200,000, which was increased to $225,000 effective April 8, 2008. In the offer letter, we also established his initial incentive base for fiscal 2005, which has since been modified and is described under the caption “Compensation Discussion and Analysis” above. Pursuant to the offer letter, we granted Mr. Dawson an initial option to purchase 160,000 shares of our Common Stock.

Potential Payments on Termination or Change of Control

In March 2001, we adopted a change of control policy for current and future vice presidents. Pursuant to this policy, we have entered into management retention agreements with each of our current vice presidents. These agreements are described under “Compensation Discussion and Analysis—Severance and Termination Compensation” above. In addition, the tables below describe the payments and benefits our Named Executive Officers would be entitled to receive under these management retention agreements and under Mr. Scott’s employment agreement assuming that their employment was terminated on March 31, 2009.

Chief Executive Officer

	Termination Within 18 Months Following a Change of Control (1)			Termination in the Absence of a Change of Control (2)
Name	Equity Acceleration ($) (3)	Salary ($) (4)	Insurance Benefits ($) (5)	Equity Acceleration ($) (6)	Salary ($) (4)	Insurance Benefits ($) (5)
David C. Scott	1,801,271	1,076,250	15,202	566,661	1,050,000	15,202

(1)	Includes involuntary termination (other than for cause, death or disability) or voluntary termination for good reason.

(2)	Includes involuntary termination (other than for cause), voluntary termination for good reason, or termination due to death or disability.
(3)	The amount shown in this column is equal to all unvested stock options and restricted stock held by Mr. Scott on March 31, 2009 multiplied by the closing sales price of our Common Stock of $6.57 on March 31, 2009 as reported by the NYSE. The vesting of all then-unvested stock options and restricted stock or other unvested equity incentives held by Mr. Scott immediately accelerates upon termination of his employment within eighteen months following a change of control under the circumstances included in the table above.
(4)	The amount shown in this column is equal to 300% of Mr. Scott’s base salary at March 31, 2009.
(5)	The amount shown in this column is equal to our payments for continued health, dental, vision and life insurance benefits for a period of one year.
(6)	The amount shown in this column is equal to all unvested stock options and restricted stock held by Mr. Scott on March 31, 2009 that would otherwise vest over the twelve months following the termination of his employment multiplied by the closing sales price of our Common Stock of $6.57 on March 31, 2009 as reported by the NYSE. The vesting of all stock options, restricted stock or other unvested equity incentives held by Mr. Scott that would otherwise vest over the following 12 months immediately accelerates upon termination of his employment other than within 18 months following a change of control under the circumstances included in the table above.

Other Named Executive Officers

	Termination Within 12 Months Following a Change of Control (1)
Name	Equity Acceleration ($) (2)	Salary ($) (3)	Insurance Benefits ($) (4)
Adriel G. Lares	$470,169	$110,000	$4,884
James L. Dawson	522,532	112,500	14,928
Jeffrey A. Price	418,161	127,200	14,988
Ashok Singhal	443,823	110,007	450

(1)	Includes involuntary termination (other than for cause, death or disability) or voluntary termination for good reason. The management retention agreements do not provide for any payment, equity acceleration or insurance benefits in connection with a termination that occurs other than within twelve months following a change of control.
(2)	The amounts shown in this column are equal to 50% of the unvested portion of all stock options and restricted stock held by the executive officer on March 31, 2009 multiplied by the closing sales price of our Common Stock of $6.57 on March 31, 2009 as reported by the NYSE. The vesting of 50% of all then-unvested stock options, restricted stock or other unvested equity incentives held by the executive officer accelerates upon termination of his or her employment under the circumstances included in the table above.
(3)	The amounts shown in this column are equal to 50% of the executive officer’s base salary at March 31, 2009.
(4)	The amounts shown in this column are equal to our payments for continued health, dental, vision and life insurance benefits for a period of one year.

In addition to the benefits described above, our 1999 Stock Plan, 2000 Management Stock Option Plan and 2007 Equity Incentive Plan provide for the acceleration of vesting of awards in certain circumstances in connection with or following a change of control of our company.

Director Compensation

During fiscal 2009, each non-employee member of our board of directors was entitled to receive an annual retainer of $15,000. In addition, the chair of the audit committee was entitled to receive an additional annual retainer of $15,000 and the chair of each of our compensation committee and our nominating and governance committee was entitled to receive an additional annual retainer of $5,000. Each non-employee director serving on our audit committee, other than the chair, was also entitled to receive an annual retainer of $5,000.

Each non-employee director was also entitled to receive an initial stock option award to purchase 35,000 shares of our Common Stock upon such director becoming a member of our board of directors. Each initial option became exercisable for the shares in 48 equal monthly installments. Each year thereafter, each non-employee director was entitled to receive an annual stock option award to purchase 11,250 shares of our Common Stock on the date of our annual stockholders meeting, which became exercisable in 12 equal monthly installments beginning with the 37th month following the date of grant. All such options were granted at the fair market value on the date of the award.

In addition, each chair of our audit committee, our compensation committee and our nominating and governance committee was entitled to receive an initial stock option award to purchase 16,000 shares of our Common Stock upon such director becoming a chair of one of our committees, and an annual stock option award to purchase 4,000 shares of our Common Stock on the date of our annual stockholders meeting. Each such option became exercisable in 12 equal monthly installments beginning with the 37th month following the date of grant. All such options were granted at the fair market value of our Common Stock on the date of the award.

In June 2009, our nominating and governance committee recommended and our board of directors approved certain changes to our non-employee directors’ compensation. Starting in fiscal 2010, each non-employee member of our board of directors is entitled to receive an annual retainer of $30,000, plus $1,500 per meeting for each board meeting attended in excess of 12 meetings each fiscal year. In addition, the chair of the audit committee is entitled to receive an additional annual retainer of $15,000 and the chair of each of our compensation committee and our nominating and governance committee is entitled to receive an additional annual retainer of $5,000. Each non-employee director serving on our audit committee, other than the chair, is also entitled to receive an annual retainer of $10,000. In addition, each non-employee director serving on our audit committee is entitled to receive $1,500 per meeting for each audit committee meeting attended in excess of 24 meetings each fiscal year, and each non-employee director serving on our compensation committee or nominating and governance committee is entitled to receive $1,500 per meeting for each compensation committee or nominating and governance committee, as applicable, meeting attended in excess of 12 meetings each fiscal year.

Non-employee directors are also entitled to receive an initial stock option award to purchase 35,000 shares of our Common Stock upon such director becoming a member of our board of directors. Each initial option will be exercisable for the shares in 48 equal monthly installments. Each year thereafter, each non-employee director will receive an annual stock option award to purchase 11,250 shares of our Common Stock on the date of our annual stockholders meeting, which option awards will be exercisable in 12 equal monthly installments. All such options will be granted at the fair market value on the date of the award.

In addition, each chair of our audit committee, our compensation committee and our nominating and governance committee is entitled to receive an initial stock option award to purchase 16,000 shares of our Common Stock upon such director becoming a chair of one of our committees, and an annual stock option award to purchase 4,000 shares of our Common Stock on the date of our annual stockholders meeting. Each such initial stock option award and each annual stock option award will be exercisable in 12 equal monthly installments. All such options will be granted at the fair market value of our Common Stock on the date of the award.

Also starting in fiscal 2010, our Non-Executive Chairman is entitled to receive an annual retainer of $10,000, and an initial stock option award to purchase 10,000 shares of our Common Stock upon being appointed to such position. Such initial stock option award will be exercisable in 48 equal monthly installments.

The following table sets forth information concerning compensation paid or accrued for services rendered to us by members of our board of directors for fiscal 2009. The table excludes Mr. Scott and Mr. Price, who are Named Executive Officers (as defined below on page 33) and did not receive any compensation from us in their roles as directors in fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2) (3)	Total
Kevin Fong	20,000	41,732	61,732
Mark Jung	20,000	48,531	68,531
Christopher Paisley	30,000	42,716	72,716
Michael Sheridan	20,000	47,996	67,996
Mark Siegel	15,000	28,684	43,684
James Wei	20,000	28,684	48,684

(1)	Amounts represent the aggregate expense recognized for financial statement reporting purposes in fiscal 2009, calculated in accordance with SFAS No. 123(R) without regard to estimated forfeitures. The total fair value of each award is calculated as of the grant date and expensed in the financial statements over the service period of the award. The amounts shown include ratable amounts expensed for option awards that were granted in fiscal year 2007, 2008 and 2009. See Note 10 of Notes to Consolidated Financial Statements for a discussion of assumptions made in determining the grant date fair value and compensation expense of our stock options.
(2)	In fiscal 2009, our non-employee directors received the following options to purchase shares of our Common Stock:

Name	Grant Date	Number of Shares	Exercise Price per Share ($)	Grant Date Fair Value ($)
Kevin Fong	9/10/2008	15,250	9.98	66,188
Mark Jung	9/10/2008	15,250	9.98	66,188
Christopher Paisley	9/10/2008	15,250	9.98	66,188
Michael Sheridan	9/10/2008	11,250	9.98	48,827
Mark Siegel	9/10/2008	11,250	9.98	48,827
James Wei	9/10/2008	11,250	9.98	48,827

(3)	As of March 31, 2009, the aggregate number of shares underlying options outstanding for each of our non-employee directors was as follows:

Name	Aggregate Number of Shares
Kevin Fong	66,250
Mark Jung	66,250
Christopher Paisley	79,000
Michael Sheridan	46,250
Mark Siegel	46,250
James Wei	46,250

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. Fong, Siegel and Wei. None of the current members of our compensation committee is an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock, as of June 30, 2009, for the following:

•	Each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our Common Stock;

•	Each of our non-employee directors;

•	Each of our Named Executive Officers; and

•	All of our current directors and executive officers as a group.

Except as indicated by footnote, the address of the beneficial owners is c/o 3PAR Inc., 4209 Technology Drive, Fremont, California 94538. Information related to holders of more than 5% of our Common Stock was obtained from filings with the SEC pursuant to Sections 13(d) or 13(g) of the Exchange Act.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent (1)
5% Stockholders:
Entities affiliated with Mayfield Fund (2)	10,452,766	17.0%
Entities affiliated with Menlo Ventures (3)	9,365,561	15.2%
Entities affiliated with Worldview Technology Partners (4)	8,382,058	13.6%

Directors and Named Executive Officers:
David C. Scott (5)	2,846,129	4.6%
Adriel G. Lares (6)	299,559	*
Jeffrey A. Price (7)	1,251,465	2.0%
Ashok Singhal (8)	1,015,448	1.6%
James L. Dawson (9)	291,937	*
Kevin Fong (10)	22,313	*
Mark A. Jung (11)	51,000	*
Christopher B. Paisley (12)	63,750	*
Michael J. Sheridan (13)	35,000	*
Mark A. Siegel (3)(14)	9,380,874	15.2%
James Wei (4)(14)	8,397,371	13.6%
All directors and executive officers as a group (19 persons) (15)	25,506,603	39.8%

*	Less than 1%
(1)	The number of shares of Common Stock outstanding used in calculating the percentage for each listed person or entity is based on 61,542,879 shares of Common Stock outstanding on June 30, 2009. Shares of Common Stock subject to stock options which are currently exercisable or will become exercisable within 60 days of June 30, 2009, are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.
(2)

Includes 5,045,569 shares held of record by Mayfield XI Qualified, a Delaware limited partnership (“MF XI Q”), 4,395,155 shares held of record by Mayfield IX, a Delaware limited partnership (“MF IX”), 361,228 shares held of record by Mayfield Principals Fund II, a Delaware L.L.C. (“MF PF II”), 314,618 shares held of record by Mayfield XI, a Delaware limited partnership (“MF XI”), 231,323 shares held of record by Mayfield Associates Fund IV, a Delaware limited partnership (“MF AF IV”) and 104,873 shares held of record by Mayfield Associates Fund VI, a Delaware limited partnership (“MF AF VI”). A. Grant Heidrich,

III, William D. Unger, Wendell G. Van Auken, III, Yogen K. Dalal and F. Gibson Myers, Jr. are Managing Members of, and Allen L. Morgan is a Non-Managing Member of Mayfield IX Management, L.L.C., which is the general partner of MF IX and MF AF IV. Yogen K. Dalal, David J. Ladd, Allen L. Morgan, Robert T. Vasan and Janice M. Roberts are Managing Directors of Mayfield XI Management, L.L.C., which is the general partner of MF XI Q, MF XI and MF AF VI and the sole Managing Director of MF PF II. Messrs. Ladd, Morgan and Vasan are limited partners of MF AF IV. The individuals listed herein may be deemed to have shares voting and dispositive power over the shares which are, or may be, deemed to be beneficially owned by MF XI Q, MF IX, MF PF II, MF XI, MF AF IV and MF AF VI, but disclaim such beneficial ownership. Information with respect to the number of shares beneficially owned is based solely on information contained in a Schedule 13G/A filed with the SEC by Mayfield Fund on February 12, 2009. The address of the entities affiliated with Mayfield Fund is 2800 Sand Hill Road, Suite 250, Menlo Park, California 94025.

(3)	Includes 8,872,296 shares held of record by Menlo Ventures IX, L.P., 292,785 shares held of record by Menlo Entrepreneurs Fund IX, L.P., 163,934 shares held of record by MMEF IX, L.P., and 36,546 shares held of record by Menlo Entrepreneurs Fund IX (A), L.P. Mr. Siegel, a director of 3PAR, H. DuBose Montgomery, John W. Jarve, Douglas C. Carlisle, Sonja H. Perkins, Kenneth H. Calhoun, Arvind Purushotham, Pravin A. Vazirani and Shawn T. Carolan are Managing Members of MV Management IX, L.L.C. which is the General Partner of Menlo Ventures IX, L.P., Menlo Entrepreneurs Fund IX, L.P., Menlo Entrepreneurs Fund IX (A), L.P. and MMEF IX, L.P. The Managing Members exercise voting and investment power over these securities, and disclaim beneficial ownership of the shares which disclaimer does not affect their respective proportionate pecuniary interests therein. The address of the entities affiliated with Menlo Ventures is 3000 Sand Hill Road, Building 4, Suite 100, Menlo Park, California 94025.
(4)	Includes 3,493,387 shares held of record by Worldview Technology Partners II, L.P. (“WTP II”), 3,138,019 shares held of record by Worldview Technology Partners IV, L.P. (“WTP IV”), 1,069,404 shares held of record by Worldview Technology International II, L.P. (“WTI II”), 509,804 shares held of record by Worldview Technology International IV, L.P. (“WTI IV”), 148,289 shares held of record by Worldview Strategic Partners II, L.P. (“WSP II”) and 23,155 shares held of record by Worldview Strategic Partners IV, L.P. (“WSP IV”). Mr. Wei, Mike Orsak and Susumu Tanaka are managing members and have certain voting rights in Worldview Equity I, L.L.C. which is the General Partner of Worldview Capital II, L.P., which is the General Partner of WTP II, WTI II and WSP II. Worldview Equity I, L.L.C is also the General Partner of Worldview Capital IV, L.P., which is the General Partner of WTI IV and WSP IV. Messrs. Wei, Orsak and Tanaka may be deemed to have shared voting and dispositive power over the shares which are owned by WTP II, WTP IV, WTI II, WTI IV, WSP II and WSP IV, but disclaim beneficial ownership which disclaimer does not affect their pecuniary interest. Information with respect to the number of shares beneficially owned is based solely on information contained in a Schedule 13G/A filed with the SEC by Worldwide Technology Partners on February 12, 2009. The address of the entities affiliated with Worldview Technology Partners is 2207 Bridgepointe Parkway, Suite 100, San Mateo, California 94404.
(5)	Consists of 2,110,320 shares held of record by Mr. Scott and his wife as trustees of the David & Leyla Scott Revocable Living Trust dated March 26, 2007, 132,364 shares held of record by the Scott Family Irrevocable Trust dated March 26, 2007, and options to purchase 603,445 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 478,654 of which are vested.
(6)	Consists of 122,060 shares held of record by Mr. Lares and options to purchase 177,499 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 198,531 of which are vested.
(7)	Consists of 908,008 shares held of record by Mr. Price and his wife as trustees of the Price Family Trust UDT dated December 26, 2001, and options to purchase 343,457 shares of Common Stock that are exercisable and vested within 60 days of June 30, 2009, 281,478 of which are vested. Excludes an aggregate of 50,000 shares held in trusts for Mr. Price’s children over which Mr. Price has no voting or investment power, and Mr. Price disclaims beneficial ownership of such shares.
(8)	Consists of 631,099 shares held of record by Mr. Singhal, 90,000 shares held by Mr. Singhal as custodian for two minor children and options to purchase 309,349 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 239,557 of which are vested.

(9)	Mr. Dawson served as our Vice President of Worldwide sales from April 2004 until April 30, 2009. The shares beneficially owned consist of 263,500 shares held of record by the Dawson Family Trust and 28,437 shares of Common Stock that are exercisable and vested within 60 days of June 30, 2009.
(10)	Consists of options to purchase 22,313 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 20,187 of which are vested.
(11)	Consists of options to purchase 51,000 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 30,813 of which are vested.
(12)	Consists of options to purchase 63,750 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 37,188 of which are vested.
(13)	Consists of options to purchase 35,000 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 14,583 of which are vested.
(14)	Also includes options to purchase 15,313 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 12,396 of which are vested.
(15)	Consists of 22,947,148 shares held of record and options to purchase 2,559,455 shares of Common Stock that are exercisable within 60 days of June 30, 2009, 1,817,019 of which are vested.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the number of outstanding options, warrants and rights granted to our employees and directors, as well as the number of shares of Common Stock remaining available for future issuance, under our equity compensation plans as of March 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants (a)		Weighted Average Exercise Price of Outstanding Options and Warrants (b)	Reserved for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:	9,016,825		$6.30	12,580,796	(1)(2)(3)
Equity compensation plans not approved by security holders	25,000	(4)	$0.02	—

Total	9,041,825		$6.28	12,580,796

(1)	Amount includes 2,341,202 shares available for future issuance under our Employee Stock Purchase Plan and 10,239,594 shares available for future issuance under our 2007 Equity Incentive Plan.
(2)	Our 2007 Equity Incentive Plan incorporates an evergreen formula pursuant to which on April 1 of each year the aggregate number of shares reserved for issuance under the 2007 Equity Incentive Plan will increase by a number of shares equal to the lesser of (A) 5,000,000 shares, (B) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (C) such number of shares determined by our board of directors.
(3)	Our Employee Stock Purchase Plan incorporates an evergreen formula pursuant to which on April 1 of each year the aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan will increase by a number of shares equal to the lesser of (A) 1,550,000 shares, (B) 2% of the outstanding shares on the last day of the immediately preceding fiscal year, or (C) an amount determined by the administrator.
(4)	In November 2003, we issued an option to purchase 25,000 shares of Common Stock at an exercise price of $0.02 per share to a technology partner.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Related Party Transactions

We have adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, or any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the case it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

We were not a party to any related party transactions during fiscal 2009.

Independence Of The Board Of Directors

In July 2009, our board of directors undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that Messrs. Fong, Jung, Paisley, Sheridan, Siegel and Wei, representing a majority of our directors, are “independent directors” as defined under the rules of the.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees billed for professional audit services, audit-related services, tax services and all other services rendered to us by PricewaterhouseCoopers LLP for the fiscal years ended March 31, 2008 and 2009. All of the services described in the following table were approved in conformity with the audit committee’s pre-approval process.

	Fiscal 2008	Fiscal 2009
Audit Fees (1)	824,000	1,437,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	159,271	76,320
All Other Fees (4)	2,400	2,400

Total	985,671	1,516,220

(1)	Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our quarterly interim consolidated financial statements, as well as services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements. Also includes fees for services associated with SEC registration statements, including registration statements related to our initial public offering in November 2007, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings (e.g., comfort letters and consents), and assistance in responding to SEC comment letters.
(2)	Consists of fees billed for accounting consulting and assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Consists of fees billed for tax compliance, consultation and planning services.
(4)	Consists of fees billed for products provided by PricewaterhouseCoopers LLP.

In making its recommendation to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010, the audit committee has considered whether services other than audit and audit-related services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The audit committee has determined that the provision of non-audit services by PricewaterhouseCoopers, LLP is compatible with maintaining the firm’s independence as our independent registered public accounting firm.

Pre-Approval of Audit and Non-Audit Services

The audit committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: Previously filed with our Annual Report on Form 10-K filed on June 12, 2009.

(2) Financial Schedules: Schedule II “Valuation and Qualifying Accounts” appears below and should be read in conjunction with the Consolidated Financial Statements previously filed with our Annual Report on Form 10-K filed on June 12, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2009.

3PAR Inc.

By:	/s/ DAVID C. SCOTT
David C. Scott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID C. SCOTT David C. Scott	President, Chief Executive Officer, and Director (Principal Executive Officer)	July 29, 2009

/s/ ADRIEL G. LARES Adriel G. Lares	Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	July 29, 2009

/s/ KEVIN FONG* Kevin Fong	Chairman of the Board	July 29, 2009

/s/ MARK A. JUNG* Mark A. Jung	Director	July 29, 2009

/s/ CHRISTOPHER B. PAISLEY* Christopher B. Paisley	Director	July 29, 2009

/s/ JEFFREY A. PRICE* Jeffrey A. Price	Chief Technical Officer of System Design, Co-Founder and Director	July 29, 2009

/s/ MICHAEL J. SHERIDAN* Michael J. Sheridan	Director	July 29, 2009

/s/ MARK A. SIEGEL* Mark A. Siegel	Director	July 29, 2009

/s/ JAMES WEI* James Wei	Director	July 29, 2009

*By:	/S/ ADRIEL G. LARES
Adriel G. Lares, Attorney-in-Fact

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File Number	Date
3.01*	Amended and Restated Certificate of Incorporation of Registrant	S-1/A	333-145437	11/2/2007

3.02*	Amended and Restated Bylaws of Registrant	S-1/A	333-145437	11/2/2007

4.01*	Specimen common stock certificate	S-1/A	333-145437	11/13/2007

4.02*	Fourth Amended and Restated Shareholder Rights Agreement between Registrant and certain holders of Registrant’s common stock named therein	S-1	333-145437	8/14/2007

10.01*	Form of Indemnification Agreement between Registrant and its directors and officers	S-1/A	333-145437	11/2/2007

10.02*	1999 Stock Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.02.1*	Forms of Stock Option Agreements under the 1999 Stock Plan	S-1	333-145437	8/14/2007

10.03*	2000 Management Stock Option Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.03.1*	Forms of Stock Option Agreements under the 2000 Management Stock Option Plan	S-1	333-145437	8/14/2007

10.04*	Amended and Restated 2007 Equity Incentive Plan	10-Q	001-33823	11/12/2008

10.04.1*	Forms of Agreements under the 2007 Equity Incentive Plan	S-1/A	333-145437	11/2/2007

10.04.2*	Notice of Grant of Restricted Stock under the 2007 Equity Incentive Plan	10-Q	001-33823	2/13/2009

10.05*	2007 Employee Stock Purchase Plan (as amended to reflect the one-for-two reverse stock split that was effected on October 25, 2007)	10-K	001-33823	6/12/2008

10.06*	Employee and Executive Incentive Compensation Plan	S-1/A	333-145437	11/2/2007

10.07*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated April 28, 2005	S-1/A	333-145437	9/26/2007

10.08*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated March 23, 2007	S-1/A	333-145437	9/26/2007

10.09*	Revised Offer Letter Agreement by and between Registrant and Adriel G. Lares dated November 5, 2001	S-1	333-145437	8/14/2007

10.10*	Offer Letter Agreement by and between Registrant and Jeffrey A. Price dated April 19, 1999	S-1	333-145437	8/14/2007

10.11*	Offer Letter Agreement by and between Registrant and Ashok Singhal dated April 19, 1999	10-Q	001-33823	2/13/2009

10.12*	Offer Letter Agreement by and between Registrant and James L. Dawson dated March 10, 2004	S-1	333-145437	8/14/2007

10.13*	Offer Letter Agreement by and between Registrant and Mark A. Jung dated December 11, 2006	S-1	333-145437	8/14/2007

10.14*	Offer Letter Agreement by and between Registrant and Christopher B. Paisley dated July 26, 2006	S-1	333-145437	8/14/2007

Incorporated by Reference Herein
Exhibit Number	Description	Form	File Number	Date

10.15*	Form of Amendment to Management Retention Agreement entered into between the Registrant and each of James Dawson and Jeannette Robinson.	10-Q	001-33823	2/13/2009
10.16*	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and Alastair Short.	10-Q	001-33823	2/13/2009

10.17*	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and each of its executive officers (other than James Dawson, Jeannette Robinson and Alastair Short).	10-Q	001-33823	2/13/2009

10.18*	Amended and Restated Employment Agreement by and between the Registrant and David Scott dated December 19, 2008.	10-Q	001-33823	2/13/2009

10.19†*	Production Purchase Agreement by and between Registrant and Xyratex Technology Limited dated January 31, 2006	S-1/A	333-145437	11/15/2007

10.20†*	Manufacturing and Purchase Agreement by and between Registrant and Flash Electronics, Inc. dated September 5, 2003	S-1/A	333-145437	11/15/2007

10.21*	Warrant to Purchase Stock Agreement by and between Registrant and Gold Hill Venture Lending 03, LP dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.22*	Warrant to Purchase Stock Agreement by and between Registrant and Silicon Valley Bank dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.23*	Amended and Restated Standard NNN Lease between Registrant and Brandin Court Partners, LLC dated October 16, 2008	10-Q	001-33823	11/12/2008

10.24*	Agreement of Lease between Registrant and One Whitehall L.P., dated January 9, 2008	10-K	001-33823	6/12/2008

10.25*	Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 30, 2008	10-K	001-33823	6/12/2008

10.26*	First Amendment to Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 29, 2009	10-K	001-33823	6/12/2009

21.01*	List of subsidiaries of Registrant	10-K	001-33823	6/12/2009

23.01*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-33823	6/12/2009

24.1*	Power of Attorney	10-K	001-33823	6/12/2009

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-33823	6/12/2009

*	Previously filed.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and submitted separately to the Securities and Exchange Commission.