Form 10-Q
period 2009-06-30
3PAR Inc.
filed 2009-08-10
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at July 31, 2009 was: 61,613,264

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,404	$47,621
Short-term investments	44,337	56,186
Accounts receivable, net	39,513	34,706
Inventory	25,778	26,650
Deferred cost	2,882	2,887
Prepaid and other current assets	2,978	2,500

Total current assets	167,892	170,550
Property and equipment, net	21,346	22,079
Other non-current assets	190	190

Total assets	$189,428	$192,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,392	$9,303
Accrued compensation and benefits	9,338	14,643
Other accrued liabilities	3,744	4,080
Deferred revenue	28,407	25,707
Accrued warranty	4,251	3,999

Total current liabilities	53,132	57,732
Accrued warranty, non-current	2,722	3,031
Deferred revenue, non-current	6,980	6,303
Other long-term liabilities	1,175	1,224

Total liabilities	64,009	68,290

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2009 and March 31, 2009; 61,554,283 and 61,044,243 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	61	61
Additional paid-in capital	302,020	299,445
Deferred stock-based compensation	(5)	(15)
Accumulated other comprehensive income (loss)	83	(21)
Accumulated deficit	(176,740)	(174,941)

Total stockholders’ equity	125,419	124,529

Total liabilities and stockholders’ equity	$189,428	$192,819

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Revenue:
Product	$38,802	$39,924
Support	5,667	3,029

Total revenue	44,469	42,953

Cost of revenue:
Product	13,714	14,021
Support	1,730	1,006

Total cost of revenue (1)	15,444	15,027

Gross profit	29,025	27,926
Operating expenses:
Research and development (1)	11,632	10,157
Sales and marketing (1)	15,580	14,301
General and administrative (1)	3,901	3,373

Total operating expenses	31,113	27,831

Income (loss) from operations	(2,088)	95
Other income (expense), net:
Interest income	173	778
Interest expense	—	(17)
Other, net	203	(8)

Total other income, net	376	753

Income (loss) before income tax provision	(1,712)	848
Income tax provision	(87)	(170)

Net income (loss)	$(1,799)	$678

Net income (loss) per common share, basic	$(0.03)	$0.01

Net income (loss) per common share, diluted	$(0.03)	$0.01

Shares used to compute net income (loss) per common share:
Basic	61,262	60,233

Diluted	61,262	63,088

(1) Includes stock-based compensation as follows:
Cost of revenue	$81	$48
Research and development	641	453
Sales and marketing	677	555
General and administrative	441	231

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,799)	$678
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,033	1,439
Stock-based compensation expense	1,840	1,287
Amortization of premium (accretion of purchase discounts) on short-term investments, net	159	(230)
Provision for doubtful accounts	163	95
Writedown for excess and obsolete inventory	400	220
Changes in assets and liabilities:
Accounts receivable	(4,970)	590
Inventory	667	(5,379)
Deferred cost	5	(508)
Prepaid expenses and other current assets	(478)	(149)
Other non-current assets	—	(1)
Accounts payable	(1,914)	706
Accrued liabilities	(5,825)	(2,178)
Deferred revenue	3,377	2,402
Accrued warranty	(57)	(98)
Other long-term liabilities	(49)	(44)

Net cash used in operating activities	(6,448)	(1,170)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	17,714	4,600
Proceeds from sales of short-term investments	10,000	—
Purchases of short-term investments	(15,920)	(31,669)
Purchase of property and equipment	(1,296)	(2,313)

Net cash provided by (used in) investing activities	10,498	(29,382)

Cash flows from financing activities:
Proceeds from issuance of common stock	733	140
Repurchase of shares of common stock	—	(95)
Repayments on line of credit	—	(4,000)
Repayment of notes payable	—	(436)

Net cash provided by (used in) financing activities	733	(4,391)

Net change in cash and cash equivalents	4,783	(34,943)
Cash and cash equivalents, beginning of period	47,621	97,585

Cash and cash equivalents, end of period	$52,404	$62,642

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

Fiscal Year

The fiscal year ends on March 31. References to fiscal 2010, for example, refer to the fiscal year ending March 31, 2010.

Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K (File No. 001-33823) for the year ended March 31, 2009 (“Form 10-K”).

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2009, and the consolidated results of its operations for the three months ended June 30, 2009 and 2008, and the consolidated cash flows for the three months ended June 30, 2009 and 2008. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP.

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K.

The Company has evaluated subsequent events through August 10, 2009, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). FSP No. 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted FSP No. 157-4 effective April 1, 2009. The adoption of FSP No, 157-4 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in interim reporting periods as well as in annual reporting periods. In addition, this FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. FSP No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP effective April 1, 2009 and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. FSP No. 115-2 and 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP No. 115-2 and 124-2 effective April 1, 2009. The adoption of FSP No. 115-2 and 124-2 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted FSP No. FAS 141(R)-1 effective April 1, 2009. The adoption of FSP No. FAS 141(R)-1 did not have a material effect on the Company’s consolidated results of operations and financial condition.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2008, the FASB issued FSP No. EITF Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) to clarify whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. The Company adopted this FSP effective April 1, 2009 and the adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted FSP SFAS No 157-2 effective April 1, 2009. The adoption of FSP SFAS No. 157-2 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In December 2007, FASB issued SFAS No. 141 (R), Business Combinations (“SFAS No.141(R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at the acquisition-date the fair values of the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company adopted SFAS No. 141(R) effective April 1, 2009. The adoption of SFAS No 141(R) did not have a material effect on the Company’s consolidated results of operations and financial condition future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”), which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company adopted SFAS No 160 effective April 1, 2009. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated results of operations and financial condition.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	June 30, 2009	March 31, 2009
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$40,802	$35,832
Less: Allowance for doubtful accounts	(1,289)	(1,126)

Total	$39,513	$34,706

	June 30, 2009	March 31, 2009
	(in thousands)
Inventory
Raw materials	$22,135	$21,914
Work in process	1,886	2,985
Finished goods	1,757	1,751

Total	$25,778	$26,650

3. Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$24,276	$46	$—	$24,322
Corporate debt securities	7,991	39	(2)	8,028
Commercial paper	11,987	—	—	11,987

Total short-term investments	$44,254	$85	$(2)	$44,337

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$42,110	$24	$(12)	$42,122
Corporate debt securities	9,546	8	(44)	9,510
Municipal bonds	2,553	3	—	2,556
Commercial paper	1,998	—	—	1,998

Total short-term investments	$56,207	$35	$(56)	$56,186

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2009, all of the Company’s short-term investments were classified as available-for-sale. The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	June 30, 2009
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$44,254	$44,337
1 to 2 years	—	—
2 to 5 years	—	—

Total short-term investments	$44,254	$44,337

The Company invests in securities that are rated investment grade or better. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded based on the likelihood of selling the security prior to recovering it cost basis. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net.

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of June 30, 2009, the Company had commercial paper and corporate debt securities for which fair value was determined using Level 2 inputs.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of June 30, 2009, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Cash equivalents:
Money market funds	$48,435	$—	$48,435

Short-term investments:
United States Government and agency securities	24,322	—	24,322
Corporate debt securities	—	8,028	8,028
Commercial paper	—	11,987	11,987

	$72,757	$20,015	$92,772

5. Derivative Instruments and Hedging Activities

The functional currency of the Company’s foreign subsidiaries is the United States (“U.S.”) Dollar. However, in countries outside the U.S., the Company transacts business in various currencies besides the U.S. Dollar. In addition, the Company has certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. The Company hedges certain British Pound and Euro denominated receivables held by the Company using foreign exchange contracts to reduce the risk that its earnings would be adversely affected by changes in the British Pound and Euro exchange rates. These derivatives are not designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company accounts for the derivative instruments in accordance with SFAS No. 52, Foreign Currency Translation, as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these foreign exchange contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At June 30, 2009, the notional principal of the foreign exchange contract to sell British Pounds and Euro for U.S Dollars was £1.9 million (or approximately $3.1 million) and €600,000 (or approximately $839,000), respectively, with an original maturity of 30 days. As of June 30, 2009, the Company had no material gains or losses in change of fair value of the open contract impact to the financial condition

For the quarter ended, June 30, 2009, the losses on the foreign exchange contracts recorded in other income (expense) were $491,923.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	June 30, 2009	March 31, 2009
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$31,723	$30,378
Computer software	5 years	3,393	3,107
Machinery and equipment	3-5 years	3,595	3,823
Furniture and fixtures	7 years	2,199	2,323
Leasehold improvements	Shorter of lease term or 5 years	8,531	8,517

		49,441	48,148

Less: accumulated amortization and depreciation		(28,095)	(26,069)

Total		$21,346	$22,079

7. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2009	March 31, 2009
	(in thousands)
Deferred Revenue
Product	$12,325	$12,010
Support	16,082	13,697

Total deferred revenue, current	28,407	25,707
Support, non-current	6,980	6,303

Total deferred revenue	$35,387	$32,010

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon completion of installation and/or satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Deferred product revenue relates to arrangements where any of the above revenue recognition criteria have not been met.

Deferred support revenue primarily represents customer billings in excess of revenue recognized for post contract customer support contracts, which the Company is legally entitled to invoice and collect. Revenue is recognized ratably over the support period, which typically ranges from one to three years.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Line of Credit

On May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. This agreement was amended and extended through May 28, 2010 on May 29, 2009. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate of at least 4.00% or (ii) LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. To date there have been no borrowings under the revolving line of credit. As of June 30, 2009, the Company is in compliance with the debt covenant required to maintain the line of credit. There have been no borrowings under the current revolving line of credit.

The Notes Payable and the revolving line of credit are collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

9. Income Taxes

The Company has incurred annual operating losses since inception. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets in the U.S. to zero. The Company’s tax provision relates primarily to state income taxes and provisions for income tax related to the Company’s international subsidiaries.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Share Based Payments

Stock Option Activity:

Activity with respect to outstanding stock options for the first three months of fiscal 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2009	8,169,962	$6.54
Options granted	1,250,566	9.00
Options exercised	(460,383)	1.98
Options cancelled	(221,443)	9.24

Balance at June 30, 2009	8,738,702	$7.06

Restricted Stock Unit Awards

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for the first three months of fiscal 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2009	355,000	$7.48
Granted	274,000	9.33
Cancelled	(20,000)	7.50

Balance at June 30, 2009	609,000	$8.31

During the three months ended June 30, 2009, the Company awarded non-vested restricted stock units to its executive officers under the 2007 Plan. 25% of the restricted stock unit will vest and will be released to the recipients on June 1, 2010. The restricted stock unit will continue to vest as to 25% of the restricted stock unit annually thereafter, and shares will be distributed to the recipients on each vest date. If a participant terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

Fair Value Disclosures

The fair value of each option was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2009	2008
Employee Stock Options
Risk-free interest rate	1.64%	2.53%
Expected life (years)	4.18	4.13
Dividend yield	0.00%	0.00%
Expected volatility	55.7%	52.0%

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Shares Subject to Repurchase

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of June 30, 2009 and March 31, 2009, a total of 12,069 shares and 18,482 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $39,000 and $51,000 as of June 30, 2009 and March 31, 2009, respectively, was recorded in accrued liabilities.

Activity with respect to non-vested shares subject to repurchase for the first three months of fiscal 2010 is as follows:

Non-vested as of March 31, 2009	18,482
Vested	(6,413)
Repurchased	—

Non-vested as of June 30, 2009	12,069

11. Net Income (Loss) per Common Share

The following table sets forth the computation of net loss per common share:

	Three Month Ended June 30,
	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(1,799)	$678

Denominator:
Weighted average number of shares outstanding - basic	61,262	60,233
Incremental shares using the treasury stock method:
Employee share based awards	—	2,509
Common stock subject to repurchase	—	266
Warrants to purchase common stock	—	80

Weighted average number of shares outstanding - diluted	61,262	63,088

Net income (loss) per share - basic	$(0.03)	$0.01

Net income (loss) per share - diluted	$(0.03)	$0.01

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following potential shares of common stock (prior to application of treasury method) outstanding at June 30, 2009 and 2008 were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect:

	June 30,
	2009	2008
	(in thousands)
Employee share based awards	8,739	6,956
Restricted Stock Unit	609	—
Employee Stock Purchase Plan	—	31
Common stock subject to repurchase	12	266

	9,360	7,253

12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and changes in accumulated other comprehensive income (loss). Comprehensive income (loss) for the three months ended June 30, 2009 and 2008 was as follows:

	Three Month Ended June 30,
	2009	2008
	(in thousands)
Net income (loss)	$(1,799)	$678
Change in unrealized gain/ (loss) on short-term investments	104	(254)

Comprehensive income (loss)	$(1,695)	$424

13. Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. As of June 30, 2009, there are no claims that in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2010 (remaining nine months)	1,840
2011	2,378
2012	2,198
2013	2,013
2014	1,406
Thereafter	197

Total minimum lease payments	$10,032

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

Changes in the warranty liability are as follows:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Beginning balance	$7,030	$6,184
Provision	1,061	870
Settlements made	(1,118)	(968)

Ending balance	$6,973	$6,086

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	June 30, 2009	March 31, 2009
	(in thousands)
Current	$4,251	$3,999
Non-current	2,722	3,031

Total	$6,973	$7,030

Non-cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $9.7 million and $6.2 million in non-cancelable purchase commitments with these providers as of June 30, 2009 and March 31, 2009, respectively. As of June 30, 2009 and March 31, 2009, the liability for these purchase commitments was $195,000 and $243,000, respectively.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009 and March 31, 2009.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009 and March 31, 2009.

14. Segment Information and Significant Customers

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

The following presents total revenues by geographic region:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
United States	$35,519	$39,381
International	8,950	3,572

Total	$44,469	$42,953

One customer represented 10% and another customer represented 20% of total revenue in the three months ended June 30, 2009 and 2008, respectively. One customer accounted for 11% of accounts receivable, net at June 30, 2009 and another customer accounted for 12% of accounts receivable, net at March 31, 2009.

15. Stock Repurchase Program

On July 29, 2008 the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During fiscal year 2009, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. There were no purchases of shares under this program during the first fiscal quarter of 2010. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of June 30, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended March 31, 2009.

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

We have sales offices in the United States, Canada, Germany, Japan, United Kingdom and Singapore and research and development facilities in California and Northern Ireland.

We have experienced a history of net losses in each fiscal year since our inception as we have invested significantly in our product development, customer services and sales and marketing organizations to support the growth of our business. While we plan to continue focusing on constraining discretionary operating expenses in light of the current general economic downturn, we plan to continue to invest heavily into our sales, customer service, and engineering organizations, which could limit our ability to generate profitability. We believe this strategy will better position us in the market to achieve substantial, long-term growth and market share in our business.

During the first quarter of fiscal 2010 ended June 30, 2009, we experienced a generally weaker demand environment as reflected in customer order activity. Our revenues declined sequentially from the quarter ended March 31, 2009 and increased only modestly on a year-over-year basis. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31 and March 31. Our current fiscal year, which we refer to as fiscal 2010, will end on March 31, 2010.

Revenue, Cost of Revenue and Operating Expense

Revenue

We derive our revenue from sales of our InServ Storage Servers, licenses of our InForm Suite and other software applications and related support. Prior to March 2007, we typically sold our products with a three-year basic hardware warranty and software warranty, which was limited to bug fixes for any non-conforming software products. Commencing in March 2007, in anticipation of evolving customer requirements for software support, we changed from a software warranty model to a software support model. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. Support revenue also includes our extended and premium hardware warranties. Our premium hardware warranty offers faster service response time than our basic hardware warranty.

As a result of the implementation of our software support model in March 2007, we expect our support revenue to increase in future periods.

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

Cost of support revenue consists of personnel cost and outside vendor cost to support premium and extended warranty services for all periods presented. Beginning March 2007, cost of support revenue also includes costs associated with providing software support. As a result of the implementation of our software support model in March 2007, we expect cost of support revenue to increase in future periods.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 451 employees at March 31, 2008 to 591 employees at March 31, 2009 and to 614 at June 30, 2009. While our personnel costs generally have increased from period to period, in light of the general economic downturn, we implemented tighter cost control measures over other discretionary expenses during fiscal 2009, which we continued to impose during the first quarter of fiscal 2010.

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

General and Administrative Expense

General and administrative expense consists primarily of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as fees for professional services. Professional services consist of fees for outside legal, audit, compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and information technology consulting. We expect to continue to incur significant accounting and legal costs related to compliance with rules and regulations implemented by the SEC, as well as insurance, investor relations and other costs associated with being a public company.

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

Income Tax Provision

The Company’s tax provision relates primarily to state income taxes and provisions for income tax related to the Company’s international subsidiaries.

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

The description of our critical accounting policies that involve significant management judgment appears in our 2009 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Change in
Types of Revenue:	2009	2008	$	%
Product	$38,802	$39,924	$(1,122)	-3%
As % of total revenue	87.3%	92.9%
Support	5,667	3,029	2,638	87%
As % of total revenue	12.7%	7.1%

Total revenue	$44,469	$42,953	$1,516	4%

	Three Months Ended June 30,		Change in
Revenue by geography:	2009	2008	$	%
United States	$35,519	$39,381	$(3,862)	-10%
As % of total revenue	79.9%	91.7%
International	8,950	3,572	5,378	151%
As % of total revenue	20.1%	8.3%

Total revenue	$44,469	$42,953	$1,516	4%

	Three Months Ended June 30,		Change in
Revenue by Sales Channel:	2009	2008	$	%
Direct	$27,175	$36,350	$(9,175)	-25%
As % of total revenue	61.1%	84.6%
Indirect	17,294	6,603	10,691	162%
As % of total revenue	38.9%	15.4%

Total revenue	$44,469	$42,953	$1,516	4%

Our total revenue increased by $1.5 million, or 4%, to $44.5 million in the three months ended June 30, 2009 from $43.0 million in the three months ended June 30, 2008. Product revenue decreased by $1.1 million, or 3%, to $38.8 million in the three months ended June 30, 2009 from $39.9 million in the three months ended June 30, 2008. The decrease in product revenue during the three months ended June 30, 2009 was principally due to the fact that the quarter ended June 30, 2008 was benefited from the recognition of $2.8 million of deferred revenue associated with certain March 2007 transactions that we were previously recognizing on a ratable basis. This was partially offset by increased revenues of $1.2 million from an end of life disk drive purchase in the quarter ended June 30, 2009. Product revenue from our existing customers accounted for 73% of total revenue in the three months ended June 30, 2009 compared to 81% in the three months ended June 30, 2008. We increased the number of our sales and marketing personnel to 216 at June 30, 2009, from 167 at June 30, 2008, which contributed to our ability to expand our customer base.

Support revenue increased by $2.6 million, or 87%, to $5.7 million in the three months ended June 30, 2009 from $3.0 million in the three months ended June 30, 2008. The increase in support revenue in the three months ended June 30, 2009 compared to the same period in the prior year is primarily attributable to the growth in the installed base of our storage solutions, which resulted in a higher number of initial PCS, extended and premium warranty contracts and support renewals from existing customers.

In the three months ended June 30, 2009, International total revenue represented $9.0 million or 20% from to $3.6 million or 8% compared to the same period in the prior year. The increase in International revenue as a percent of total revenue is driven by the higher number of sales and services personnel which grew at a faster rate than in the US.

In the three months ended June 30, 2009, we derived 61% of our total revenue from direct sales to customers compared to 85% in the three months ended June 30, 2008, while the indirect sales represented 39% and 15% during the same periods, respectively. The increase in indirect sales as a percentage of revenue in the three months ended June 30, 2009 compared to the same period in the prior year is mainly related to increased sales to the United States government agencies as well as in non-English speaking markets where the sale of our products is conducted primarily through our resellers and channel partners.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost source for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2009	2008	$	%
Cost of product revenue	$13,714	$14,021	$(307)	-2%
As % of product revenue	35.3%	35.1%
Cost of support revenue	1,730	1,006	724	72%
As % of support revenue	30.5%	33.2%

Total cost of revenue	15,444	15,027	417	3%

Gross profit	$29,025	$27,926	$1,099	4%
Gross margin	65.3%	65.0%

Cost of revenue increased by $417,000, or 3%, to $15.4 million in the three months ended June 30, 2009 from $15.0 million in the three months ended June 30, 2008 primarily due to increased cost to provide customer support due to an increase in our installed base.

Cost of product revenue decreased by $307,000, or 2%, to $13.7 million in the three months ended June 30, 2009 from $14.0 million in the three months ended June 30, 2008 compared to 3% decrease in our product revenue during the same period. The increase in our product margin in the three months ended June 30, 2009 is due primarily to product cost and expense reductions partially offset by inventory write-downs for excess and obsolescence related to certain components of our E-Class platform inventory in anticipation of increased customer demand for our new F-Class InServ storage server.

Cost of support revenue increased by $724,000, or 72%, to $1.7 million in the three months ended June 30, 2009 from $1.0 million in the three months ended June 30, 2008 primarily due to increased personnel cost and infrastructure costs required to support the growth in our installed base partially offset by our efforts to contain overall costs, which enabled us to improve our support revenue margin in the three months ended June 30, 2009 compared to the same period in the prior year.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2009	2008	$	%
Research and development	$11,632	$10,157	$1,475	15%
As % of total revenue	26%	24%

Our research and development expense increased by $1.5 million, or 15%, to $11.6 million in the three months ended June 30, 2009 from $10.2 million in the three months ended June 30, 2008. The increase in fiscal 2010 was primarily due to increase in research and development personnel to 211 employees at June 30, 2009 from 176 employees at June 30, 2008 resulting in an increase in employee compensation and related cost.

As a percentage of our total revenue, research and development expense increased to 26% in the three months ended June 30, 2009 from 24% in the three months ended June 30, 2008, respectively. The percentage increase is attributable principally to the increase in our research and development expense, which grew at a higher rate than our revenue in the three months ended June 30, 2009.

Of the $1.5 million increase in research and development expense in the three months ended June 30, 2009, employee compensation and related benefits and depreciation accounted for $730,000 and $565,000 respectively. The remainder of the increase in the three months ended June 30, 2009 related to higher stock-based compensation and allocated facilities/IT expense.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2009	2008	$	%
Sales and marketing	$15,580	$14,301	$1,279	9%
As % of total revenue	35%	33%

Our sales and marketing expense increased by $1.3 million, or 9%, to $15.6 million in the three months ended June 30, 2009 from $14.3 million in the three months ended June 30, 2008. This increase reflects in part the increase in sales and marketing personnel to 216 employees at June 30, 2009 from 167 employees at June 30, 2008. The increased salary, sales commission and related benefits expenses were offset by lower travel and recruiting expenses.

As a percentage of our total revenue, sales and marketing expense increased to 35% in the three months ended June 30, 2009 from 33% in the three months ended June 30, 2008 principally due to the increase in our sales and marketing expense, which grew at a higher rate than our revenue in the three months ended June 30, 2009 principally as a result of an increase in sales personnel.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2009	2008	$	%
General and administrative	$3,901	$3,373	$528	16%
As % of total revenue	9%	8%

Our general and administrative expense increased by $528,000, or 16%, to $3.9 million in the three months ended June 30, 2009 from $3.4 million in the three months ended June 30, 2008. This increase reflects in part the increase in general and administrative personnel to 70 employees at June 30, 2009 from 57 employees at June 30, 2008. The remainder of the increase relates primarily to higher professional fees and stock-based compensation.

As a percentage of our total revenue, general and administrative expenses increased to 9% of total revenue in the three months ended June 30, 2009 compared to 8% of total revenue in the three months ended June 30, 2008.

Other Income, Net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change in
	2009	2008	$	%
Other income (expense), net:
Interest income	$173	$778	$(605)	(78)%
Interest expense	—	(17)	17	(100)%
Other, net	203	(8)	211	(2,638)%

Total other income, net:	$376	$753	$(377)	(50)%

Other income, net decreased by $377,000, or 50%, to $376,000 in the three months ended June 30, 2009 from $753,000 in the three months ended June 30, 2008. The decrease in other income, net in the three months ended June 30, 2009 compared to the same period in the prior year is primarily due to lower yield on our investment portfolio partially offset by foreign currency gains primarily related to British Pound denominated accounts receivable.

In light of the current turmoil in the financial markets, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect the yield on our investment portfolio to remain at a very low level for the near future. The hedging activity we implemented during fiscal 2009 is intended to reduce, but not eliminate, the risk that our other income, net will be adversely affected by the fluctuations in the foreign currency exchange rates. However, we believe that the foreign currency gains or losses may continue to impact other income, net for the future.

Income Tax Provision

During the three months ended June 30, 2009, we recorded an income tax provision of $87,000 compared to $170,000 in the three months ended June 30, 2008. The income tax provision for the three months ended June 30, 2009 is composed of foreign and state income taxes.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. We have incorporated the impact of this new law to the income tax provision. As a result, only 50% of California tax liability was offset by the available state research & development tax credit carryover yielding $0 of tax liability for the three months ended June 30, 2009. This new law is expected to result in state income tax expense in future quarters.

On October 3, 2008, the United States enacted a law, “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008.” Under this act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. There was no impact to our effective tax rate or tax provision in the first quarter of fiscal 2010 and we anticipate that there will be no impact on our fourth quarter of fiscal 2010 as the result of this law change due to our valuation allowance.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments at June 30, 2009 and March 31, 2009 (dollars in thousands):

	June 30, 2009	March 31, 2009	Increase/ (Decrease)
Cash and cash equivalents	$52,404	$47,621	$4,783
Short-term investments	44,337	56,186	(11,849)

Total	$96,741	$103,807	$(7,066)

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government treasury and agency obligations, corporate debt securities and commercial paper.

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

On July 29, 2008, our board of directors approved the investment of up to $10 million for the purchase of shares of our common stock in the open market under a stock repurchase program. Subject to applicable securities laws, rules and regulations, the shares may be repurchased at our discretion from time to time in the open market. Such purchases will be made at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of June 30, 2009, we have purchased 227,200 shares under this program at an average purchase price of $6.77 per share. There were no purchases of shares under this program during the first fiscal quarter of 2010.

We have a loan and security agreement with a commercial bank with a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our amended revolving line of credit agreement expires on May 28, 2010 and it contains a financial covenant that requires us to maintain a quick ratio of no less than 1.25 to 1.00. In addition, we are required to maintain a quarterly tangible net worth of not less than $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. We were in compliance with these financial covenants at June 30, 2009. There have been no borrowings under the current revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(6,448)	$(1,170)
Net cash provided by (used in) investing activities	10,498	(29,382)
Net cash provided by (used in) financing activities	733	(4,391)

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly influenced by our cash investments to support the growth of our business in areas such as research and development, sales and marketing and corporate administration. Our operating cash flows are also influenced by our working capital needs to support growth, in particular fluctuations in inventory, accounts receivable, accounts payable and other current assets and liabilities. Certain metrics such as inventory and accounts receivable turns historically have been impacted by our product mix and the timing of orders from our customer base. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are personnel related expenditures and purchases of inventory.

During the first three months of fiscal 2010, operating activities used $6.4 million of cash compared to $1.2 million during the first three months of fiscal 2009. The increase in cash usage was caused by the higher net loss, adjusted for non-cash expense primarily for depreciation and stock-based compensation and $1.0 million increase in deferred revenue, and an increase in accounts receivable due to slower cash collections driven by higher volume of shipments late in the quarter, decrease in accrued liabilities primarily due to a higher payout of employee incentive compensation and lower accounts payable due to timing of invoice processing and payments. The usage of cash during the period partially offset by lower inventory purchases.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth. Net cash provided by investing activities was $10.5 million in the first three months of fiscal 2010 compared to cash used in investing activities of $29.4 million in the first three months of fiscal 2009.

The increase in net cash provided by investing activities in the first three months of fiscal 2010 is attributable to an increase in sales and maturities of short-term investments of $23.1 million and a $15.7 million decrease in purchase of short-term investments and a $1.0 million decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first three months of fiscal 2010 was $733,000 as compared to net cash used in financing activities of $4.4 million in the first three months of fiscal 2009. The increase in net cash provided by financing activities was related primarily to higher proceeds from stock option exercises during the first three months of fiscal 2010 when compared to the same period in the prior year and a $4.0 million and $436,000 repayment of the line of credit and notes payable, respectively, during the first three months of fiscal 2009.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$10,032	$1,840	$4,576	$3,419	$197
Non-cancellable inventory purchase commitments	9,746	9,746	—	—	—

Total	$19,778	$11,586	$4,576	$3,419	$197

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of June 30, 2009, we believe that our exposure related to these guarantees and indemnities as of June 30, 2009 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Most of our sales contracts are denominated in the United States Dollar. As we expand our international sales, we expect that an increasing portion of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in foreign currency exchange rates. Additionally, our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by foreign currency fluctuations. Our exposures are to fluctuations in exchange rates in the United States Dollar versus the British Pound and the Euro and, to a lesser extent, the Swiss Franc, the Japanese Yen, the Korean Won and the Chinese Yuan.

In order to decrease the inherent risk associated with translation of foreign currency cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. Additionally, we are hedging British Pound and Euro denominated receivables held by us to reduce the risk that our earnings would be adversely affected by the fluctuations in the exchange rate of the British Pound and the Euro against the United States Dollar. We account for these derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts are recorded each period as a component of other income (expense), net in the consolidated statements of operations.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction gain, including the impact of hedging, was $203,000 in the three months ended June 30, 2009.

Interest Rate Sensitivity

We had cash equivalents totaling $52.4 million at June 30, 2009. These amounts were invested primarily in money market funds. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at June 30, 2009, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $524,000 over a one year period.

Short-term investments consist of United States Government treasury and agency obligations, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash equivalents, held at June 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
12-Month Period	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$24,417	$24,370	$24,322	$24,274	$24,226
Commercial paper	12,013	12,000	11,987	11,974	11,961
Corporate debt securities	8,073	8,051	8,028	8,005	7,983

Total short-term investments	$44,503	$44,421	$44,337	$44,253	$44,170

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
6-Month Period	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$24,513	$24,417	$24,322	$24,226	$24,131
Commercial paper	12,039	12,013	11,987	11,961	11,935
Corporate debt securities	8,119	8,073	8,028	7,983	7,937

Total short-term investments	$44,671	$44,503	$44,337	$44,170	$44,003

At June 30, 2009, we had no interest rate exposure to our existing obligations since we had no outstanding principal under our subordinated term loan agreement and have not made any borrowings under our revolving line of credit. However, we could be exposed to interest rate risk if we make borrowings under our revolving line of credit.

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

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Risks Related to Our Business and Industry

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2009, 2008 and 2007, our net losses were $959,000, $10.1 million, and $15.5 million, respectively, and in the first three months of fiscal 2010, our net loss was $1.8 million. While we reported net income in both the first quarter and third quarter of fiscal 2009, we were not profitable in the year ended March 31, 2009. As of June 30, 2009, our accumulated deficit was $176.7 million. During fiscal 2010, we do not expect our expense levels to decline significantly. In addition, we anticipate that we will continue to incur significant legal, auditing, accounting and other expenses resulting from public company regulatory requirements. As a result, we will be required to increase our revenue substantially in order to achieve profitability on an annual basis, and our ability to increase revenues is subject to the numerous risks and uncertainties described below.

The general economic downturn and reduced information technology spending could have an adverse impact on our revenues, revenue growth rates, and operating results.

Our business depends on the overall demand for information technology, and in particular for storage infrastructure, and on the capital spending budgets and financial health of our current and prospective customers. The purchase of our products is often discretionary and may require our customers to make significant initial commitments of capital. The general economic downturn has dramatically reduced business spending on technology infrastructure. In response to the global recession, deterioration in their own financial condition, or an inability to obtain financing for capital investments, our customers and customer prospects could reduce or defer their spending on storage infrastructure, which could result in lost opportunities, declines in bookings and revenues, order cancellations or indefinite shipping delays.

During the first quarter of fiscal 2010 ended June 30, 2009, we experienced a generally weaker demand environment as reflected in customer order activity. Our revenues declined sequentially from the quarter ended March 31, 2009 and increased only modestly on a year-over-year basis. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict. If our operating results fall below expectations, the price of our common stock could decline.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Numerous factors may limit our visibility with respect to future business activity, revenues, and operating results, and any forecasts that we may provide, or that securities analysts may publish, of future financial performance will be subject to substantial risks and uncertainties. For example, the general economic downturn has recently had an adverse effect on our visibility as customers reevaluate capital spending budgets in light of the continuing recession and their own financial circumstances. The timing of orders and our ability to recognize revenue under generally accepted accounting principles can also influence our visibility with respect to operating results. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter, and, many of the orders we receive may include conditions or may not ship or be installed during the quarter in which they are received, in which case we cannot recognize revenue for those orders. For example, in the quarter ended June 30, 2009, our revenues were less than the expectations of securities analysts due in part to customer installation delays related to a number of large equipment purchases. These delays precluded us from recognizing revenues with respect to these transactions in the quarter ended June 30, 2009. Finally, some of our orders are conditional upon customer acceptance criteria or successful testing of our products, and orders placed with our resellers by governmental entities may generally be terminated unilaterally or may be subject to additional conditions. As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations.

In any quarter, a substantial portion of our revenue may be largely attributable to orders from a limited number of customers, which can result in our recognizing a substantial amount of revenue without a corresponding increase in operating expenses. Although in fiscal 2009, no customer represented 10% or more of our total revenue, in the first quarter fiscal 2010, 10% of our revenue, was attributable to sales to a single customer. For these reasons, comparing our operating results, particularly our gross profit results, on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

any delays in installation or our ability to satisfy other revenue recognition criteria that affect even a small number of large transactions, as occurred in our quarter ended June 30, 2009, could have an adverse impact on our revenues, revenue growth (if any), and operating results.

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

We face intense competition from a number of established companies that seek to provide storage solutions similar to our utility storage solution. Currently, these competitors include EMC, Hitachi, IBM, NetApp, HP, Sun, and Dell. All of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding the acceptance of a particular industry standard or competing technology.

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

We purchase our disk drives, power supplies and certain components for our controller nodes from a limited number of qualified suppliers. If these or any of our other suppliers are not able to meet our requirements, as a result of parts shortages, deterioration in their financial condition in light of the global recession, or otherwise, it could harm our business.

We purchase sophisticated components from a limited number of qualified suppliers. We purchase our disk drives from Xyratex or Seagate, our power supplies from Power-One Inc., and ASICs for our controller nodes from Renesas. Initially, suppliers of our disk drives, power supplies and ASICs require up to several months to qualify through a lengthy testing process and a substantial amount of work to enable interoperability with our products. In the event that it became necessary for us to find another supplier of these or any of the other components of our products, for any reason, including financial difficulties of suppliers arising from the global recession, the time required to transition to the new supplier could take up to 12 months, due to the lengthy qualification and technology development process.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2009, our number of employees increased from 451 to 591 and in the first quarter of fiscal 2010, we increased our number of employees to 614. We have also expanded the geographic scope of our business, including the establishment of a research and development operations in Northern Ireland in fiscal 2008 and a sales office in Singapore in fiscal 2009. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with channel partners, resellers and authorized service providers in select international markets. Continued growth in the size and scope of our business operations will require substantial management attention. For example, our management will have to increasingly dedicate its time and attention to oversee our efforts to recruit, integrate and retain highly-skilled personnel to join our growing internal departments; to manage a growing and dispersed geography to support the expansion of our research and development, sales and customer support organizations; and to expand and improve our information technology infrastructure and network of facilities to support a growing employee and customer base. In addition, our management will have to enhance and improve company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization and comply with applicable U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2009 and in the three months ended June 30, 2009 we derived 16% and 20% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, the United Kingdom, Germany, Canada and Japan and agreements with third-party resellers or channel partners in Belgium, France, China, Czech Republic, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, The Netherlands, Poland, Spain, the United Kingdom, Singapore, South Africa and Taiwan. In addition, we currently have international subsidiaries in the United Kingdom, Germany, Singapore and Japan. We expect to continue to hire additional sales personnel and expand our network of channel partners and resellers internationally and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

Developing our products is expensive. In fiscal 2009 and in the three months ended June 30, 2009, our research and development expenses were $46.3 million, or 25% of our total revenue, $11.6 million, or 26% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

None

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

Dated: August 10, 2009

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