Form 10-Q
period 2009-09-30
3PAR Inc.
filed 2009-11-09
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at October 30, 2009 was: 61,921,077

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$58,467	$47,621
Short-term investments	45,603	56,186
Accounts receivable, net	34,796	34,706
Inventory	25,991	26,650
Deferred cost	2,868	2,887
Prepaid and other current assets	3,365	2,500

Total current assets	171,090	170,550
Property and equipment, net	20,951	22,079
Other non-current assets	190	190

Total assets	$192,231	$192,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,389	$9,303
Accrued compensation and benefits	9,592	14,643
Other accrued liabilities	3,879	4,080
Deferred revenue	24,849	25,707
Accrued warranty	4,190	3,999

Total current liabilities	51,899	57,732
Accrued warranty, non-current	2,675	3,031
Deferred revenue, non-current	7,369	6,303
Other long-term liabilities	1,105	1,224

Total liabilities	63,048	68,290

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2009 and March 31, 2009	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2009 and March 31, 2009; 61,862,336 and 61,044,243 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	62	61
Additional paid-in capital	306,549	299,445
Deferred stock-based compensation	(1)	(15)
Accumulated other comprehensive income (loss)	71	(21)
Accumulated deficit	(177,498)	(174,941)

Total stockholders’ equity	129,183	124,529

Total liabilities and stockholders’ equity	$192,231	$192,819

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$39,693	$41,427	$78,495	$81,351
Support	6,362	3,720	12,029	6,749

Total revenue	46,055	45,147	90,524	88,100

Cost of revenue:
Product	13,903	14,551	27,617	28,572
Support	1,897	1,157	3,627	2,163

Total cost of revenue (1)	15,800	15,708	31,244	30,735

Gross profit	30,255	29,439	59,280	57,365
Operating expenses:
Research and development (1)	11,359	12,034	22,991	22,191
Sales and marketing (1)	15,795	15,078	31,375	29,379
General and administrative (1)	3,768	3,747	7,669	7,120

Total operating expenses	30,922	30,859	62,035	58,690

Loss from operations	(667)	(1,420)	(2,755)	(1,325)
Other income (expense), net:
Interest income	128	718	301	1,496
Interest expense	—	(168)	—	(185)
Other, net	(106)	(425)	97	(433)

Total other income, net	22	125	398	878

Loss before income tax provision	(645)	(1,295)	(2,357)	(447)
Income tax (provision) benefit	(113)	104	(200)	(66)

Net loss	$(758)	$(1,191)	$(2,557)	$(513)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)

Shares used to compute net loss per common share:
Basic and diluted	61,745	60,608	61,503	60,421

(1) Includes stock-based compensation as follows:
Cost of revenue	$100	$66	$181	$114
Research and development	762	551	1,403	1,004
Sales and marketing	929	722	1,606	1,277
General and administrative	588	372	1,029	603

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,557)	$(513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,074	2,721
Stock-based compensation expense	4,219	2,998
Amortization of premium (accretion of purchase discounts) on short-term investments, net	344	(25)
Provision for doubtful accounts	536	351
Writedown for excess and obsolete inventory	827	710
Changes in assets and liabilities:
Accounts receivable	(626)	1,072
Inventory	(168)	(8,770)
Deferred cost	19	(559)
Prepaid expenses and other current assets	(865)	26
Other non-current assets	—	25
Accounts payable	(537)	821
Accrued liabilities	(5,230)	(516)
Deferred revenue	208	4,507
Accrued warranty	(165)	109
Other long-term liabilities	(119)	(30)

Net cash provided by (used in) operating activities	(40)	2,927

Cash flows from investing activities:
Proceeds from maturities of short-term investments	28,958	7,123
Proceeds from sales of short-term investments	14,680	800
Purchases of short-term investments	(33,307)	(50,037)
Purchase of property and equipment	(2,322)	(7,199)

Net cash provided by (used in) investing activities	8,009	(49,313)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,877	2,171
Repurchase of shares of common stock	—	(111)
Repayments on line of credit	—	(4,000)
Repayment of notes payable	—	(883)

Net cash provided by (used in) financing activities	2,877	(2,823)

Net change in cash and cash equivalents	10,846	(49,209)
Cash and cash equivalents, beginning of period	47,621	97,585

Cash and cash equivalents, end of period	$58,467	$48,376

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

Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K (File No. 001-33823) for the year ended March 31, 2009 (“Form 10-K”).

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at September 30, 2009, and the consolidated results of its operations for the three and six months ended September 30, 2009 and 2008, and the consolidated cash flows for the six months ended September 30, 2009 and 2008. The results of operations for the three and six months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all footnote disclosures required by GAAP.

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K.

The Company has evaluated subsequent events through November 9, 2009, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“ASC 105” or “FASB Codification”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements. The Company has appropriately updated its disclosures with the appropriate FASB Codification references during the three months ended September 30, 2009. As such, all the notes to the consolidated financial statements below as well as the critical accounting policies in the Management’s Discussion and Analysis section have been updated with the appropriate FASB Codification references.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition – Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, ASU 2009-13 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software – Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components always be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, of ASU 2009-14 will have on its consolidated financial statements.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In April 2009, FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement (“ASC 820-10-35”), which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased, which was previously discussed in FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10-35 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted ASC 820-10-35 effective April 1, 2009. The adoption of ASC 820-10-35 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued ASC No. 825-10 “Financial Instruments” (“ASC 825-10”) previously known as FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10 requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in interim reporting periods as well as in annual reporting periods. In addition, ASC 825-10 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 825-10 effective April 1, 2009 and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In April 2009, the FASB issued ASC 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”), previously referred to as FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. ASC 320-10-65 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC 320-10-65 effective April 1, 2009. The adoption of ASC 320-10-65 did not have a material impact on the Company’s consolidated results of operations and financial condition.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	September 30, 2009	March 31, 2009
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$36,446	$35,832
Less: Allowance for doubtful accounts	(1,650)	(1,126)

Total	$34,796	$34,706

	September 30, 2009	March 31, 2009
	(in thousands)
Inventory
Raw materials	$20,122	$21,914
Work in process	1,550	2,985
Finished goods	4,319	1,751

Total	$25,991	$26,650

3. Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$20,707	$34	$—	$20,741
Corporate debt securities	8,947	33	—	8,980
Commercial paper	15,878	4	—	15,882

Total short-term investments	$45,532	$71	$—	$45,603

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$42,110	$24	$(12)	$42,122
Corporate debt securities	9,546	8	(44)	9,510
Municipal bonds	2,553	3	—	2,556
Commercial paper	1,998	—	—	1,998

Total short-term investments	$56,207	$35	$(56)	$56,186

As of September 30, 2009, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	September 30, 2009
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$44,517	$44,585
1 to 2 years	1,015	1,018
2 to 5 years	—	—

Total short-term investments	$45,532	$45,603

The Company invests in securities that are rated investment grade or better. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded based on the likelihood of selling the security prior to recovering its cost basis. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net.

4. Fair Value Measurements

The Company determines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

The Company utilizes fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company utilizes three levels of inputs to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of money market fund deposits and United States government and agency securities that are traded in active markets with sufficient volume and frequency of transactions.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of September 30, 2009, the Company had commercial paper and corporate debt securities for which fair value was determined using Level 2 inputs.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of September 30, 2009, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Cash equivalents:
Money market funds	$37,726	$—	$37,726
United States Government and agency securities	1,751	—	1,751
Commercial paper		4,798	4,798

Short-term investments:
United States Government and agency securities	20,741	—	20,741
Corporate debt securities	—	8,980	8,980
Commercial paper	—	15,882	15,882

	$60,218	$29,660	$89,878

5. Derivative Instruments and Hedging Activities

The functional currency of the Company’s foreign subsidiaries is the United States (“U.S.”) Dollar. However, in countries outside the U.S., the Company transacts business in various currencies besides the U.S. Dollar. In addition, the Company has certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. The Company hedges certain British Pound and Euro denominated receivables held by the Company using foreign exchange contracts to reduce the risk that its earnings would be adversely affected by changes in the British Pound and Euro exchange rates. These derivatives are not designated as hedging instruments.

The Company accounts for the derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these foreign exchange contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At September 30, 2009, the notional principal of the foreign exchange contract to sell British Pounds and Euro for U.S Dollars was £1.0 million (or approximately $1.6 million) and €400,000 (or approximately $587,000), respectively, with an original maturity of 30 days. As of September 30, 2009, the Company had no material fair value gains or losses relating to its open contracts.

The Company recorded net gains of $52,000 and net losses of $434,000 in the other income (expense), net related to its foreign currency contracts in the three and six months ended September 30, 2009, respectively. There were no gains or losses related to foreign currency contracts in the three and six months ended September 30, 2008 since the Company commenced hedging during the three months ended December 31, 2008.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	September 30, 2009	March 31, 2009
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$33,096	$30,378
Computer software	5 years	3,642	3,107
Machinery and equipment	3-5 years	3,611	3,823
Furniture and fixtures	7 years	2,199	2,323
Leasehold improvements	Shorter of lease term or 5 years	8,531	8,517

		51,079	48,148
Less: accumulated amortization and depreciation		(30,128)	(26,069)

Total property and equipment, net		$20,951	$22,079

7. Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2009	March 31, 2009
	(in thousands)
Deferred Revenue
Product	$9,351	$12,010
Support	15,498	13,697

Total deferred revenue, current	24,849	25,707
Support, non-current	7,369	6,303

Total deferred revenue	$32,218	$32,010

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

8. Line of Credit

On May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. This agreement was amended and extended through May 28, 2010 on May 29, 2009. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

variable prime rate of at least 4.00% or (ii) LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. To date there have been no borrowings under the revolving line of credit. As of September 30, 2009, the Company is in compliance with the debt covenants required to maintain the line of credit. There have been no borrowings under the current revolving line of credit.

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

10. Share Based Payments

Stock Option Activity:

Activity with respect to outstanding stock options for the first half of fiscal 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2009	8,169,962	$6.54
Options granted	2,050,046	9.28
Options exercised	(550,801)	2.32
Options cancelled	(476,255)	9.38

Balance at September 30, 2009	9,192,952	$7.26

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Restricted Stock Unit Awards

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for the first half of fiscal 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2009	355,000	$7.48
Granted	314,000	9.34
Cancelled	(60,000)	8.12

Balance at September 30, 2009	609,000	$8.37

During the six months ended September 30, 2009, the Company awarded non-vested restricted stock units to its executive officers under the 2007 Plan. Under the grant agreements, 25% of the restricted stock unit will vest and will be released to the recipients on the first anniversary of the grant date. The restricted stock units will continue to vest as to 25% of the restricted stock unit annually thereafter, and shares will be distributed to the recipients on each vest date. If a participant terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

Fair Value Disclosures

The fair value of each option was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Options
Risk-free interest rate	2.06%	3.10%	2.00%	2.85%
Expected life (years)	3.76	4.12	4.02	4.11
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58.6%	51.2%	56.8%	51.6%

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan:
Risk-free interest rate	0.39%	1.36%	0.39%	1.36%
Expected life (years)	0.77	0.75	0.77	0.75
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	59.0%	48.0%	59.0%	48.0%

The Employee Stock Purchase Plan was adopted during the third quarter of fiscal 2008. Subsequent to the adoption, rights to purchase shares are only granted during the second and fourth quarters of each fiscal year.

The risk-free interest rate for the expected term of the option is based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that share-based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given the Company’s limited operating history as a public company, comparable companies from a representative peer group selected on industry data were used to determine the expected term. The computation of expected volatility was based on the historical volatility of the Company’s stock price along with comparable companies from a representative peer group selected based on industry data. The Company makes an estimate of expected forfeitures and is recognizing stock-based compensation expense only for those equity awards expected to vest.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Shares Subject to Repurchase

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of September 30, 2009 and March 31, 2009, a total of 6,439 shares and 18,482 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $29,025 and $51,000 as of September 30, 2009 and March 31, 2009, respectively, was recorded in accrued liabilities.

Activity with respect to non-vested shares subject to repurchase for the first half of fiscal 2010 is as follows:

Non-vested as of March 31, 2009	18,482
Vested	(12,043)
Repurchased	—

Non-vested as of September 30, 2009	6,439

11. Net Loss per Common Share

The following table sets forth the computation of net loss per common share:

	Three Month Ended September 30,		Six Month Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net loss	$(758)	$(1,191)	$(2,557)	$(513)

Denominator:
Weighted average number of shares outstanding - basic and diluted	61,745	60,608	61,503	60,421

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.01)

The following potential shares of common stock (prior to application of treasury method) outstanding at September 30, 2009 and 2008 were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect:

	September 30,
	2009	2008
	(in thousands)
Employee share based awards	10,083	8,603
Common stock subject to repurchase	6	159
Warrants to purchase common stock	—	80

	10,089	8,842

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Comprehensive Loss

Comprehensive loss consists of net income and changes in accumulated other comprehensive loss. Comprehensive loss for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three Month Ended September 30,		Six Month Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(758)	$(1,191)	$(2,557)	$(513)
Change in unrealized gain (loss) on short-term investments	(12)	5	92	(249)

Comprehensive loss	$(770)	$(1,186)	$(2,465)	$(762)

13. Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. As of September 30, 2009, there are no claims that in the opinion of management might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2010 (remaining six months)	1,233
2011	2,378
2012	2,198
2013	2,013
2014	1,406
Thereafter	197

Total minimum lease payments	$9,425

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Changes in the warranty liability are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$6,973	$6,086	$7,030	$6,184
Provision	1,026	1,251	2,087	2,121
Settlements made	(1,134)	(1,044)	(2,252)	(2,012)

Ending balance	$6,865	$6,293	$6,865	$6,293

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	September 30, 2009	March 31, 2009
	(in thousands)
Current	$4,190	$3,999
Non-current	2,675	3,031

Total	$6,865	$7,030

Non-cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $8.2 million and $6.2 million in non-cancelable purchase commitments with these providers as of September 30, 2009 and March 31, 2009, respectively.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and March 31, 2009.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and March 31, 2009.

14. Segment Information and Significant Customers

The Company operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the U.S.; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the U.S. and not allocated to any specific region. Therefore, geographic information is presented for total revenue only.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following presents total revenues by geographic region:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
United States	$38,383	$37,871	$73,902	$77,252
International	7,672	7,276	16,622	10,848

Total	$46,055	$45,147	$90,524	$88,100

No customer represented 10% or more of total revenue in the three and six months ended September 30, 2009 and in the three months ended September 30, 2008. One customer represented 10% of total revenue in the six months ended September 30, 2008. No customer accounted for 10% or more of accounts receivable, net at September 30, 2009 and one customer accounted for 12% of accounts receivable, net at March 31, 2009.

15. Stock Repurchase Program

On July 29, 2008 the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During fiscal year 2009, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. There were no purchases of shares under this program during the second fiscal quarter of 2010. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of September 30, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

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

During the three months ended September 30, 2009, we continued to experience a generally weaker demand environment as capital spending by our customers remained under pressure. While our total revenue increased sequentially from the quarter ended June 30, 2009 and on a year-over-year basis, our product revenue decreased slightly on a year-over-year basis. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including potential inventory writedowns, longer sales cycles, increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 451 employees at March 31, 2008 to 591 employees at March 31, 2009 and to 619 at September 30, 2009. While our personnel costs generally have increased from period to period, in light of the general economic downturn, we implemented tighter cost control measures over other discretionary expenses during fiscal 2009, which we continued to impose during the first half of fiscal 2010.

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

Results of Operations for the Three and Six Months Ended September 30, 2009 and 2008

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Types of Revenue:
Product	$39,693	$41,427	$(1,734)	-4%	$78,495	$81,351	$(2,856)	-4%
As % of total revenue	86.2%	91.8%			86.7%	92.3%
Support	6,362	3,720	2,642	71%	12,029	6,749	5,280	78%
As % of total revenue	13.8%	8.2%			13.3%	7.7%

Total revenue	$46,055	$45,147	$908	2%	$90,524	$88,100	$2,424	3%

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Revenue by geography:
United States	$38,383	$37,871	$512	1%	$73,902	$77,252	$(3,350)	-4%
As % of total revenue	83.3%	83.9%			81.6%	87.7%
International	7,672	7,276	396	5%	$16,622	$10,848	5,774	53%
As % of total revenue	16.7%	16.1%			18.4%	12.3%

Total revenue	$46,055	$45,147	$908	2%	$90,524	$88,100	$2,424	3%

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Revenue by Sales Channel:
Direct	$28,943	$33,094	$(4,151)	-13%	$56,118	$69,444	$(13,326)	-19%
As % of total revenue	62.8%	73.3%			62.0%	78.8%
Indirect	17,112	12,053	5,059	42%	34,406	18,656	15,750	84%
As % of total revenue	37.2%	26.7%			38.0%	21.2%

Total revenue	$46,055	$45,147	$908	2%	$90,524	$88,100	$2,424	3%

Our total revenue increased by $908,000, or 2%, to $46.1 million in the three months ended September 30, 2009 from $45.1 million in the three months ended September 30, 2008, and by $2.4 million, or 3%, to $90.5 million in the six months ended September 30, 2009 from $88.1 million in the six months ended September 30, 2008.

Product revenue decreased by $1.7 million, or 4%, to $39.7 million in the three months ended September 30, 2009 from $41.4 million in the three months ended September 30, 2008 and by $2.9 million, or 4%, to $78.5 million in the six months ended September 30, 2009 from $81.4 million in the six months ended September 30, 2008. The decrease in product revenue during the three and six months ended September 30, 2009 related primarily to decreased sales to our existing customers of software and hardware products that expand the capacity of their previously purchased storage systems. We believe this decrease was due to the general economic downturn and information technology spending constraints. Additionally, the six months ended September 30, 2008 benefited from the recognition of $2.8 million of deferred revenue associated with certain March 2007 transactions that we were previously recognizing on a ratable basis. Product revenue from our existing customers accounted for 70% and 71% of total revenue in the three and six months ended September 30, 2009, respectively, compared to 71% and 76% in the three and six months ended September 30, 2008, respectively.

Support revenue increased by $2.6 million, or 71%, to $6.4 million in the three months ended September 30, 2009 from $3.7 million in the three months ended September 30, 2008 and by $5.3 million, or 78%, to $12.0 million in the six months ended September 30, 2009 from $6.7 million in the six months ended September 30, 2008. The increase in support revenue in the three and six months ended September 30, 2009 compared to the same periods in the prior year is primarily attributable to the growth in the installed base of our storage solutions, which resulted in a higher support revenue from post-contract customer support as well as extended and premium warranty contracts.

International revenue represented $7.7 million, or 17% of our total revenue, compared to $7.3 million, or 16% of our total revenue, in the three months ended September 30, 2009 and 2008, respectively, and $16.6 million, or 18% of our total revenue, compared to $10.8 million, or 12% of our total revenue, in the six months ended September 30, 2009 and 2008, respectively. The increase in international revenue in the three and six months ended September 30, 2009 in absolute dollars and as a percent of our total revenue is the result of our efforts to expand our international presence and customer base.

We derived 63% and 73% of our total revenue from direct sales to customers in the three months ended September 30, 2009 and 2008, respectively, while the indirect sales represented 37% and 27% of total revenue during the same periods, respectively. In the six months ended September 30, 2009 and 2008, we derived 62% and 79% from direct sales to customers, respectively, while the indirect sales represented 38% and 21% of total revenue, respectively. The increase in indirect sales as a percentage of revenue in the three and six months ended September 30, 2009 compared to the same periods in the prior year is mainly related to increased sales to the United States government agencies as well as in non-English speaking markets where the sale of our products is conducted primarily through our resellers and channel partners.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost source for the three months and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Cost of product revenue	$13,903	$14,551	$(648)	-4%	$27,617	$28,572	$(955)	-3%
As % of product revenue	35.0%	35.1%			35.2%	35.1%
Cost of support revenue	1,897	1,157	740	64%	$3,627	2,163	1,464	68%
As % of support revenue	29.8%	31.1%			30.2%	32.0%

Total cost of revenue	15,800	15,708	92	1%	31,244	30,735	509	2%

Gross profit	$30,255	$29,439	$816	3%	$59,280	$57,365	$1,915	3%
Gross margin	65.7%	65.2%			65.5%	65.1%

Cost of revenue increased by $92,000, or 1%, to $15.8 million in the three months ended September 30, 2009 from $15.7 million in the three months ended September 30, 2008 and by $509,000, or 2%, to $31.2 million from $30.7 million in the six months ended September 30, 2008 primarily due to increased cost to provide customer support due to an increase in our installed base.

Cost of product revenue decreased $648,000, or 4%, to $13.9 million, which is consistent with the 4% decrease in our product revenue during the three months ended September 30, 2009. The slight decrease in product margin in the six months ended September 30, 2009 compared to the same period in the prior year is mainly related to an increase in inventory write-downs for excess and obsolescence related to certain product transitions.

Cost of support revenue increased by $740,000, or 64%, to $1.9 million in the three months ended September 30, 2009 from $1.2 million in the three months ended September 30, 2008 and $1.5 million, or 68%, to $3.6 million in the six months ended September 30, 2009 from $2.2 million in the six months ended September 30, 2008. The increases in cost of support revenue in the fiscal 2010 periods are primarily due to increased personnel and infrastructure costs required to support the growth in our installed base partially offset by our efforts to contain overall costs, which enabled us to improve our support revenue margin in the three and six months ended September 30, 2009 compared to the same periods in the prior year.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three months and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Research and development	$11,359	$12,034	$(675)	-6%	$22,991	$22,191	$800	4%
As % of total revenue	25%	27%			25%	25%

Our research and development expense decreased by $675,000, or 6%, to $11.4 million in the three months ended September 30, 2009 from $12.0 million in the three months ended September 30, 2008. The research and development expense increased by $800,000, or 4%, to $23.0 million in the six months ended September 30, 2009 from $22.2 million in the six months ended September 30, 2008. Research and development personnel compensation and related benefits expense was $285,000 and $1.2 million higher in the three and six months ended September 30, 2009, respectively, compared to the same periods in prior year due to increase in research and development personnel to 209 employees at September 30, 2009 from 189 employees at September 30, 2008. The higher compensation expense was offset by a $1.4 million and $1.7 million decrease in engineering prototype equipment expense in the three and six months ended September 30, 2009, respectively, when compared to the same periods in the prior year.

As a percentage of our total revenue, research and development expense decreased to 25% in the three months ended September 30, 2009 from 27% in the three months ended September 30, 2008 and stayed constant at 25% in the six months ended September 30, 2009 and 2008. The percentage decrease in the three months ended September 30, 2009 is attributable principally to our efforts to contain overall research and development costs.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three months and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Sales and marketing	$15,795	$15,078	$717	5%	$31,375	$29,379	$1,996	7%
As % of total revenue	34%	33%			35%	33%

Our sales and marketing expense increased by $717,000, or 5%, to $15.8 million in the three months ended September 30, 2009 from $15.0 million in the three months ended September 30, 2008 and by $2.0 million, or 7%, to $31.4 million in the six months ended September 30, 2009 from $29.4 million in the six months ended September 30, 2008. This increase reflects in part the increase in sales and marketing personnel to 220 employees at September 30, 2009 from 178 employees at September 30, 2008. The increased salary, sales commission and related benefits expenses were partially offset by lower travel and recruiting expenses in the three and six months ended September 30, 2009.

As a percentage of our total revenue, sales and marketing expense increased to 34% in the three months ended September 30, 2009 from 33% in the three months ended September 30, 2008 and to 35% in the six months ended September 30, 2009 from 33% in September 30, 2008 principally due to the increase in our sales personnel.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three months and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
General and administrative	$3,768	$3,747	$21	1%	$7,669	$7,120	$549	8%
As % of total revenue	8%	8%			8%	8%

Our general and administrative expense increased by $21,000, or 1%, to $3.8 million in the three months ended September 30, 2009 from $3.7 million in the three months ended September 30, 2008 and by $549,000, or 8%, to $7.7 million in the six months ended September 30, 2009 from $7.1 million in the six months ended September 30, 2008. The increase in general and administrative expense in the six months ended September 30, 2009 compared to the same period in the prior year reflects in part the increase in general and administrative personnel to 72 employees at September 30, 2009 from 62 employees at September 30, 2008.

As a percentage of our total revenue, general and administrative expenses stayed constant at 8% of total revenue in the three and six months ended September 30, 2009 and 2008.

Other Income, Net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change in		Six Months Ended September 30,		Change in
	2009	2008	$	%	2009	2008	$	%
Other income (expense), net:
Interest income	$128	$718	$(590)	-82%	$301	$1,496	$(1,195)	-80%
Interest expense	—	(168)	168	-100%	—	(185)	185	-100%
Other, net	(106)	(425)	319	-75%	97	(433)	530	-122%

Total other income, net:	$22	$125	$(103)	-82%	$398	$878	$(480)	-55%

Other income, net decreased by $103,000, or 82%, to $22,000 in the three months ended September 30, 2009 from $125,000 in the three months ended September 30, 2008 and by $480,000, or 55%, to $398,000 in the six months ended September 30, 2009 from $878,000 in the six months ended September 30, 2008. The decrease in other income, net in the three and six months ended September 30, 2009 compared to the same periods in the prior year is primarily due to lower yield on our investment portfolio partially offset by lower foreign currency losses primarily related to our British Pound and Euro denominated accounts receivable.

In light of the current turmoil in the financial markets, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect the yield on our investment portfolio to remain at a very low level for the near future. The hedging activity we implemented during fiscal 2009 is intended to reduce, but not eliminate, the risk that our other income, net will be adversely affected by the fluctuations in the foreign currency exchange rates. However, we believe that the foreign currency gains or losses may continue to impact other income, net in the future.

Income Tax Provision

We recorded an income tax provision for foreign and state income taxes of $113,000 and $200,000 in the three and six months ended September 30, 2009, respectively. We recorded an income tax benefit of $104,000 in the three months ended September 30, 2008 and an income tax provision of $66,000 in the six months ended September 30, 2008. The income tax benefit for the three and six months ended September 30, 2008 was primarily due to recognition of a benefit of $181,000 during the three months ended September 30, 2008 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008.

Our only material uncertain tax position is our research and development credits, none of which would affect our income tax expense if recognized to the extent that we continue to maintain a full valuation allowance against our deferred tax assets. We estimate that there will be no material changes in our uncertain tax positions in the next 12 months. We recognize interest and penalties related to income tax matters as part of the provision for income taxes. To date, we have incurred no such charges.

We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. We remain subject to tax authority review for all jurisdictions for all years.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments at September 30, 2009 and March 31, 2009 (dollars in thousands):

	September 30, 2009	March 31, 2009	Increase/ (Decrease)
Cash and cash equivalents	$58,467	$47,621	$10,846
Short-term investments	45,603	56,186	(10,583)

Total	$104,070	$103,807	$263

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government treasury and agency obligations, corporate debt securities and commercial paper.

Since our inception in 1999 through our initial public offering, or IPO in November 2007, we funded our operations primarily with proceeds from the issuance of convertible preferred stock, customer payments for our products and services, proceeds from the issuance of notes payable and borrowings under our revolving line of credit facility. In November 2007, we completed our IPO which provided us with approximately $97.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $7.5 million and other offering costs of $2.9 million.

On July 29, 2008, our board of directors approved the investment of up to $10 million for the purchase of shares of our common stock in the open market under a stock repurchase program. Subject to applicable securities laws, rules and regulations, the shares may be repurchased at our discretion from time to time in the open market. Such purchases will be made at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of September 30, 2009, we have purchased 227,200 shares under this program at an average purchase price of $6.77 per share. There were no purchases of shares under this program during the second fiscal quarter of 2010.

We have a loan and security agreement with a commercial bank with a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our amended revolving line of credit agreement expires on May 28, 2010 and it contains a financial covenant that requires us to maintain a quick ratio of no less than 1.25 to 1.00. In addition, we are required to maintain a quarterly tangible net worth of not less than $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. We were in compliance with these financial covenants at September 30, 2009. There have been no borrowings under the current revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Six Months Ended September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(40)	$2,927
Net cash provided by (used in) investing activities	8,009	(49,313)
Net cash provided by (used in) financing activities	2,877	(2,823)

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

During the first six months of fiscal 2010, operating activities used $40,000 of cash compared to $2.9 million cash provided by the operating activities in the first six months of fiscal 2009. The increase in cash usage was caused by $1.2 million higher net loss, adjusted for non-cash expense primarily for depreciation and stock-based compensation, decrease in accrued liabilities primarily due to a higher payout of employee incentive compensation and an increase in accounts receivable due to slower cash collections driven by higher volume of shipments late in the quarter. The usage of cash during the period was partially offset by lower inventory purchases.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth. Net cash provided by investing activities was $8.0 million in the first six months of fiscal 2010 compared to cash used in investing activities of $49.3 million in the first six months of fiscal 2009.

The increase in net cash provided by investing activities in the first six months of fiscal 2010 is attributable to an increase in sales and maturities of short-term investments of $35.7 million and a $16.7 million decrease in purchase of short-term investments and a $4.9 million decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first six months of fiscal 2010 was $2.9 million as compared to net cash used in financing activities of $2.8 million in the first six months of fiscal 2009. The increase in net cash provided by financing activities was related primarily to higher proceeds from stock option exercises during the first six months of fiscal 2010 when compared to the same period in the prior year and a $4.0 million and $883,000 repayment of the line of credit and notes payable, respectively, during the first six months of fiscal 2009.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$9,425	$1,233	$4,576	$3,419	$197
Non-cancellable inventory purchase commitments	8,241	8,241	—	—	—

Total	$17,666	$9,474	$4,576	$3,419	$197

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of September 30, 2009, we believe that our exposure related to these guarantees and indemnities as of September 30, 2009 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction loss, including the impact of hedging, was $106,000 in the three months ended September 30, 2009. In the six months ended September 30, 2009, we recorded foreign currency transaction gain of $97,000.

Interest Rate Sensitivity

We had cash equivalents totaling $58.5 million at September 30, 2009. These amounts are invested primarily in money market funds and commercial paper. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at September 30, 2009, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $585,000 over a one year period.

Short-term investments consist of United States Government treasury and agency obligations, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash equivalents, held at September 30, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
12-Month Period	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$20,823	$20,780	$20,741	$20,693	$20,649
Commercial paper	15,929	15,906	15,882	15,860	15,837
Corporate debt securities	9,016	9,000	8,980	8,966	8,950

Total short-term investments	$45,768	$45,686	$45,603	$45,519	$45,436

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
6-Month Period	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$20,909	$20,823	$20,741	$20,650	$20,563
Commercial paper	15,975	15,929	15,882	15,837	15,791
Corporate debt securities	9,050	9,016	8,980	8,950	8,916

Total short-term investments	$45,934	$45,768	$45,603	$45,437	$45,270

At September 30, 2009, we had no interest rate exposure to our existing obligations since we had no outstanding principal under our subordinated term loan agreement and have not made any borrowings under our revolving line of credit. However, we could be exposed to interest rate risk if we make borrowings under our revolving line of credit.

Item 4.	Controls and Procedures

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

Risks Related to Our Business and Industry

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2009, 2008 and 2007, our net losses were $959,000, $10.1 million, and $15.5 million, respectively, and in the first six months of fiscal 2010, our net loss was $2.6 million. While we reported net income in both the first quarter and third quarter of fiscal 2009, we were not profitable in the year ended March 31, 2009. As of September 30, 2009, our accumulated deficit was $177.5 million. During fiscal 2010, we do not expect our expense levels to decline significantly. In addition, we anticipate that we will continue to incur significant legal, auditing, accounting and other expenses resulting from public company regulatory requirements. As a result, we will be required to increase our revenue substantially in order to achieve profitability on an annual basis, and our ability to increase revenues is subject to the numerous risks and uncertainties described below.

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

During the six months ended September 30, 2009, we experienced a generally weaker demand environment as capital spending by our customers remained under pressure. While our total revenue increased sequentially from the quarter ended June 30, 2009 and on a year-over-year basis, our product revenue decreased slightly on a year-over-year basis. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

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

In any quarter, a substantial portion of our revenue may be largely attributable to orders from a limited number of customers, which can result in our recognizing a substantial amount of revenue without a corresponding increase in operating expenses. Although in fiscal 2009 or in the second quarter of fiscal 2010, no customer represented 10% or more of our total revenue, in the first quarter of fiscal 2010, 10% of our revenue was attributable to sales to a single customer. For these reasons, comparing our operating results, particularly our gross profit results, on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2009, our number of employees increased from 451 to 591 and in the second quarter of fiscal 2010, we increased our number of employees to 619. We have also expanded the geographic scope of our business, including the establishment of research and development operations in Northern Ireland in fiscal 2008 and a sales office in Singapore in fiscal 2009. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with channel partners, resellers and authorized service providers in select international markets. Continued growth in the size and scope of our business operations will require substantial management attention. For example, our management will have to increasingly dedicate its time and attention to oversee our efforts to recruit, integrate and retain highly-skilled personnel to join our growing internal departments; to manage a growing and dispersed geography to support the expansion of our research and development, sales and customer support organizations; and to expand and improve our information technology infrastructure and network of facilities to support a growing employee and customer base. In addition, our management will have to enhance and improve company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization and comply with applicable U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2009 and in the three and six months ended September 30, 2009 we derived 16%, 17% and 18% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, the United Kingdom, Germany, Canada and Japan and agreements with third-party resellers or channel partners in Belgium, France, China, Czech Republic, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, The Netherlands, Poland, Spain, the United Kingdom, Singapore, South Africa and Taiwan. In addition, we currently have international subsidiaries in the United Kingdom, Germany, Singapore and Japan. We expect to continue to hire additional sales personnel and expand our network of channel partners and resellers internationally and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

Developing our products is expensive. In fiscal 2009 and in the three and six months ended September 30, 2009, our research and development expenses were $46.3 million, or 25% of our total revenue, $11.4 million, or 25% of our total revenue and $23.0 million, or 25% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

Our 2009 Annual Meeting of Stockholders was held on September 17, 2009. The proposals submitted to a vote and the results of the voting are as follows:

1.	To elect two Class II directors to hold office until the 2012 annual meeting of stockholders.

Name	For	Withhold
Christopher B. Paisley	53,431,458	1,008,362
James Wei	52,278,519	2,161,301

2.	To ratify the selection by the audit committee of the board of directors of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for our fiscal year ending March 31, 2010.

For	Against	Abstain
53,514,899	870,736	54,185

3.	To approve the amendment and restatement of our bylaws.

For	Against	Abstain	Non-Vote
53,509,176	866,317	64,327	—

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.02	Amended and Restated Bylaws of 3PAR Inc.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: November 9, 2009

3PAR Inc.

By:	/s/ ADRIEL G. LARES
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.02	Amended and Restated Bylaws of 3PAR Inc.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.