Form 10-Q
period 2009-12-31
3PAR Inc.
filed 2010-02-09
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at January 29, 2010 was: 62,072,034

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$48,678	$47,621
Short-term investments	59,344	56,186
Accounts receivable, net	41,556	34,706
Inventory	24,958	26,650
Deferred cost	4,123	2,887
Prepaid and other current assets	3,399	2,500

Total current assets	182,058	170,550
Property and equipment, net	23,273	22,079
Other non-current assets	196	190

Total assets	$205,527	$192,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,124	$9,303
Accrued compensation and benefits	10,148	14,643
Other accrued liabilities	5,107	4,080
Deferred revenue	30,678	25,707
Accrued warranty	4,244	3,999

Total current liabilities	61,301	57,732
Accrued warranty, non-current	2,644	3,031
Deferred revenue, non-current	8,470	6,303
Other long-term liabilities	1,061	1,224

Total liabilities	73,476	68,290

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding at December 31, 2009 and March 31, 2009	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2009 and March 31, 2009; 61,990,678 and 61,044,243 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	62	61
Additional paid-in capital	310,030	299,445
Deferred stock-based compensation	—	(15)
Accumulated other comprehensive loss	(15)	(21)
Accumulated deficit	(178,026)	(174,941)

Total stockholders’ equity	132,051	124,529

Total liabilities and stockholders’ equity	$205,527	$192,819

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue:
Product	$43,136	$43,713	$121,631	$125,064
Support	6,968	4,446	18,997	11,195

Total revenue	50,104	48,159	140,628	136,259

Cost of revenue:
Product	15,364	15,698	42,981	44,270
Support	2,080	1,388	5,707	3,551

Total cost of revenue (1)	17,444	17,086	48,688	47,821

Gross profit	32,660	31,073	91,940	88,438

Operating expenses:
Research and development (1)	12,335	11,510	35,326	33,701
Sales and marketing (1)	16,973	15,191	48,348	44,570
General and administrative (1)	3,826	3,865	11,495	10,985

Total operating expenses	33,134	30,566	95,169	89,256

Income (loss) from operations	(474)	507	(3,229)	(818)

Other income (expense), net:
Interest income	133	495	434	1,991
Interest expense	—	—	—	(185)
Other expense, net	(153)	(448)	(56)	(881)

Total other income (expense), net	(20)	47	378	925

Income (loss) before income tax provision	(494)	554	(2,851)	107
Income tax provision	(34)	(93)	(234)	(159)

Net income (loss)	$(528)	$461	$(3,085)	$(52)

Net income (loss) per common share, basic	$(0.01)	$0.01	$(0.05)	$(0.00)

Net income (loss) per common share, diluted	$(0.01)	$0.01	$(0.05)	$(0.00)

Shares used to compute net income (loss) per common share:
Basic	61,945	60,772	61,651	60,539

Diluted	61,945	63,122	61,651	60,539

(1) Includes stock-based compensation as follows:
Cost of revenue	$100	$75	$281	$189
Research and development	790	570	2,193	1,574
Sales and marketing	917	831	2,523	2,108
General and administrative	660	387	1,689	990

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,085)	$(52)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,249	4,210
Stock-based compensation expense	6,686	4,861
Amortization of premium (accretion of purchase discounts) on short-term investments, net	495	(42)
Provision for doubtful accounts	775	642
Writedown for excess and obsolete inventory	932	1,617
Changes in assets and liabilities:
Accounts receivable	(7,625)	(5,052)
Inventory	760	(12,826)
Deferred cost	(1,236)	(564)
Prepaid expenses and other current assets	(615)	(257)
Other non-current assets	(6)	(34)
Accounts payable	1,321	(1,188)
Accrued liabilities	(3,440)	442
Deferred revenue	7,138	6,426
Accrued warranty	(142)	529
Other long-term liabilities	(163)	(71)

Net cash provided by (used in) operating activities	8,044	(1,359)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	39,958	13,149
Proceeds from sales of short-term investments	14,680	15,563
Purchases of short-term investments	(58,285)	(57,326)
Purchase of property and equipment	(6,942)	(9,619)

Net cash used in investing activities	(10,589)	(38,233)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,602	2,255
Repurchase of shares of common stock	—	(1,680)
Repayments on line of credit	—	(4,000)
Repayment of notes payable	—	(883)

Net cash provided by (used in) financing activities	3,602	(4,308)

Net change in cash and cash equivalents	1,057	(43,900)
Cash and cash equivalents, beginning of period	47,621	97,585

Cash and cash equivalents, end of period	$48,678	$53,685

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

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at December 31, 2009, and the consolidated results of its operations for the three and nine months ended December 31, 2009 and 2008, and the consolidated cash flows for the nine months ended December 31, 2009 and 2008. The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all footnote disclosures required by GAAP.

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K.

The Company has evaluated subsequent events through February 9, 2010, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06 on Topic 820, Fair Value Measurements and Disclosures (ASU 2010-06) originally issued under FASB Statement No. 157, Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 and requires new disclosures and clarifies existing disclosures on assets and liabilities that the Company measures at fair value either on recurring or nonrecurring basis using fair value measurements. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009. The Company believes that ASU No. 2010-06 will not have a material impact on its consolidated financial statements.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In June 2009, the FASB issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“ASC 105” or “FASB Codification”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162 (“SFAS 168”). The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. Effective July 1, 2009, the Company adopted the FASB Codification and its adoption did not have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued ASC No. 855, Subsequent Events (“ASC 855”), previously referred to as SFAS No. 165, Subsequent Events. ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The Company adopted ASC 855 during the three months ended June 30, 2009. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

2. Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	December 31, 2009	March 31, 2009
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$43,445	$35,832
Less: Allowance for doubtful accounts	(1,889)	(1,126)

Total	$41,556	$34,706

	December 31, 2009	March 31, 2009
	(in thousands)
Inventory
Raw materials	$20,070	$21,914
Work in process	1,655	2,985
Finished goods	3,233	1,751

Total	$24,958	$26,650

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$29,180	$15	$(35)	$29,160
Corporate debt securities	10,979	6	(9)	10,976
Commercial paper	13,980	8	—	13,988
Certificate of deposit	5,220	—	—	5,220

Total short-term investments	$59,359	$29	$(44)	$59,344

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
United States Government and agency securities	$42,110	$24	$(12)	$42,122
Corporate debt securities	9,546	8	(44)	9,510
Municipal bonds	2,553	3	—	2,556
Commercial paper	1,998	—	—	1,998

Total short-term investments	$56,207	$35	$(56)	$56,186

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

The unrealized losses at December 31, 2009 relate primarily to the Company’s investment in one corporate debt security and eight agency securities and are due to volatility in the credit markets. At December 31, 2009, none of these securities have been in a continuous unrealized loss position for more than twelve months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of the investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

As of December 31, 2009, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	December 31, 2009
Due in	Amortized Cost	Fair Value
	(in thousands)

Less than 1 year	$46,704	$46,724
1 to 2 years	12,655	12,620
2 to 5 years	—	—

Total short-term investments	$59,359	$59,344

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of December 31, 2009, the Company had commercial paper, corporate debt securities and certificates of deposit for which fair value was determined using Level 2 inputs.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of December 31, 2009, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Description
Cash equivalents:
Money market funds	$28,057	$—	$28,057
Commercial paper	—	2,500	2,500

Short-term investments:
United States Government and agency securities	29,160	—	29,160
Corporate debt securities	—	10,976	10,976
Commercial paper	—	13,988	13,988
Certificates of deposit	—	5,220	5,220

	$57,217	$32,684	$89,901

	Fair Value Measurements at March 31, 2009 Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Description
Cash equivalents:
Money market funds	$27,354	$—	$27,354
Commercial paper	—	11,991	11,991

Short-term investments:
United States Government and agency securities	42,122	—	42,122
Corporate debt securities	—	9,510	9,510
Municipal bonds	—	2,556	2,556
Commercial paper	—	1,998	1,998

	$69,476	$26,055	$95,531

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

The Company accounts for the derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these foreign exchange contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At December 31, 2009, the notional principal of the foreign exchange contract to sell British Pounds and Euro for U.S Dollars was £1.8 million (or approximately $2.8 million) and €450,000 (or approximately $644,000), respectively, with an original maturity of 30 days. As of December 31, 2009, the Company had no material fair value gains or losses relating to its open contracts.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company recorded net losses of $55,000 and $488,000 in the other income (expense), net related to its foreign currency contracts in the three and nine months ended December 31, 2009, respectively. The Company recorded net gains of $118,000 in the other income (expense), net related to its foreign currency contracts in the three and nine months ended December 31, 2008.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	December 31, 2009	March 31, 2009
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$37,382	$30,378
Computer software	5 years	3,986	3,107
Machinery and equipment	3-5 years	3,446	3,823
Furniture and fixtures	7 years	2,199	2,323
Leasehold improvements	Shorter of lease term or 5 years	8,567	8,517

		55,580	48,148
Less: accumulated amortization and depreciation		(32,307)	(26,069)

Total property and equipment, net		$23,273	$22,079

7. Deferred Revenue

Deferred revenue consists of the following:

	December 31, 2009	March 31, 2009
	(in thousands)
Deferred Revenue
Product	$14,549	$12,010
Support	16,129	13,697

Total deferred revenue, current	30,678	25,707
Support, non-current	8,470	6,303

Total deferred revenue	$39,148	$32,010

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon completion of installation and/or satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Deferred product revenue relates to arrangements where one or more of the above revenue recognition criteria have not been met.

Deferred support revenue primarily represents customer billings in excess of revenue recognized for post contract customer support contracts, which the Company is legally entitled to invoice and collect. Revenue is recognized ratably over the support period, which typically ranges from one to three years.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

8. Line of Credit

On May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. This agreement was amended and extended through May 28, 2010 on May 29, 2009. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate of at least 4.00% or (ii) LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. As of December 31, 2009, the Company is in compliance with the debt covenants required to maintain the line of credit. There have been no borrowings under the current revolving line of credit.

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

During the three months ended December 31, 2009, the Company recognized a discrete $285,000 benefit in its additional paid in capital due to the recovery of alternate minimum tax (AMT) paid in fiscal 2009 as a result of legislative change in the Worker, Homeownership and Business Assistance Act of 2009, which extends the carryback of net operating losses (NOL) for both federal regular tax and AMT. The Company recorded the income tax benefit in its additional paid in capital because the entire fiscal 2008 AMT NOL related to excess stock option deductions.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Share Based Payments

Stock Option Activity:

Activity with respect to outstanding stock options for the first nine months of fiscal 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2009	8,169,962	$6.54
Options granted	2,521,278	9.31
Options exercised	(678,590)	2.95
Options cancelled	(646,562)	9.30

Balance at December 31, 2009	9,366,088	$7.35

Restricted Stock Unit Awards

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for the first nine months of fiscal 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2009	355,000	$7.48
Granted	314,000	9.34
Cancelled	(60,000)	8.12

Balance at December 31, 2009	609,000	$8.37

During the nine months ended December 31, 2009, the Company awarded non-vested restricted stock units to its executive officers under the 2007 Plan. Under the grant agreements, 25% of the restricted stock unit will vest and will be released to the recipients on the first anniversary of the grant date. The restricted stock units will continue to vest as to 25% of the restricted stock unit annually thereafter and shares will be distributed to the recipients on each vest date net of the minimum statutory withholding requirements that are paid in cash by the Company to the appropriate taxing authorities. If the executive officer terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

Fair Value Disclosures

The fair value of each option was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Employee Stock Options
Risk-free interest rate	1.84%	2.27%	1.97%	2.89%
Expected life (years)	3.96	4.10	4.01	4.12
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	59.0%	55.6%	57.2%	51.8%

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Nine Months Ended December 31,
	2009	2008
Employee Stock Purchase Plan:
Risk-free interest rate	0.39%	2.06%
Expected life (years)	0.77	0.75
Dividend yield	0.00%	0.00%
Expected volatility	59.0%	48.0%

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

Shares Subject to Repurchase

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of December 31, 2009 and March 31, 2009, a total of 2,640 shares and 18,482 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of approximately $18,000 and $51,000 as of December 31, 2009 and March 31, 2009, respectively, was recorded in accrued liabilities.

Activity with respect to non-vested shares subject to repurchase for the first nine months of fiscal 2010 is as follows:

Non-vested as of March 31, 2009	18,482
Vested	(15,842)
Repurchased	—

Non-vested as of December 31, 2009	2,640

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. Net Loss per Common Share

The following table sets forth the computation of net loss per common share:

	Three Month Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(528)	$461	$(3,085)	$(52)

Denominator:
Weighted average number of shares outstanding - basic	61,945	60,772	61,651	60,539
Incremental shares using the treasury stock method:
Employee share based awards	—	2,164	—	—
Common stock subject to repurchase	—	106	—	—
Warrants to purchase common stock	—	80	—	—

Weighted average number of shares outstanding - diluted	61,945	63,122	61,651	60,539

Net income (loss) per share - basic	$(0.01)	$0.01	$(0.05)	$(0.00)

Net income (loss) per share - diluted	$(0.01)	$0.01	$(0.05)	$(0.00)

The following potential shares of common stock (prior to application of treasury method) outstanding at December 31, 2009 and 2008 were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect:

	Three Month Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Employee share based awards	10,228	5,921	10,228	8,675
Common stock subject to repurchase	3	—	3	54
Warrants to purchase common stock	—	—	—	80

	10,231	5,921	10,231	8,809

12. Comprehensive Loss

Comprehensive loss consists of net income and changes in accumulated other comprehensive loss. Comprehensive loss for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$(528)	$461	$(3,085)	$(52)
Change in unrealized gain (loss) on short-term investments	(86)	421	6	172

Comprehensive income (loss)	$(614)	$882	$(3,079)	$120

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. As of December 31, 2009, there are no claims that in the opinion of management might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases equipment and office space under non-cancelable operating leases with various expiration dates through September 2015. In November 2009, the lease for the Company’s primary facilities with a lease term that terminates in May 2014 was amended with an option to cancel the lease in May 2012. To the extent the Company elects to terminate the lease in 2012, it will be required to pay an early termination fee of approximately $1.0 million. The Company currently has no plans to exercise the early termination option.

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2010 (remaining three months)	625
2011	2,551
2012	2,457
2013	2,117
2014	1,479
Thereafter	309

Total minimum lease payments	$9,538

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

Changes in the warranty liability are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Beginning balance	$6,866	$6,293	$7,030	$6,184
Provision	1,208	1,509	3,296	3,630
Settlements made	(1,186)	(1,089)	(3,438)	(3,101)

Ending balance	$6,888	$6,713	$6,888	$6,713

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	December 31, 2009	March 31, 2009
	(in thousands)
Current	$4,244	$3,999
Non-current	2,644	3,031

Total	$6,888	$7,030

Non-cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $15.8 million and $6.2 million in non-cancelable purchase commitments with these providers as of December 31, 2009 and March 31, 2009, respectively.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and March 31, 2009.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and March 31, 2009.

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

The following presents total revenues by geographic region:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
United States	$42,858	$40,225	$116,760	$117,477
International	7,246	7,934	23,868	18,782

Total	$50,104	$48,159	$140,628	$136,259

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

One customer represented 12% of total revenue in the three months ended December 31, 2009. No customer represented 10% or more of revenue in the nine months ended December 31, 2009 and in the three months and nine months ended December 31, 2008. One customer accounted for 16% of accounts receivable, net at December 31, 2009. One customer accounted for 12% and another customer for 11% of accounts receivable, net at March 31, 2009.

15. Stock Repurchase Program

On July 29, 2008 the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During fiscal year 2009, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. There were no purchases of shares under this program during fiscal year 2010. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of December 31, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

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

During the three months ended December 31, 2009, we experienced a steady increase in the demand for our high-end storage offerings as some improvements in budget availability materialized. While our total revenue increased sequentially from the quarter ended September 30, 2009 and on a year-over-year basis, our product revenue decreased slightly on a year-over-year basis due to decreased average deal sizes associated with our new customers.

In light of the general economic downturn, we implemented tighter cost control measures in fiscal 2009, which we continued in fiscal 2010. As part of our plan to aggressively control costs, and as a result of our weakened visibility into the third quarter of fiscal 2010 at the beginning of that period, we decided to implement a partial 7-day shutdown over the holiday period. However, as the third quarter progressed, it became evident that the other broad-based cost control measures we implemented during the period were effective and would be sufficient to substantially achieve our anticipated financial goals. To mitigate the impact of the partial shutdown on affected employees, we decided to award to those employees a quarter-end bonus of paid time off equivalent to a portion of the leave taken during the shutdown. Therefore, the effect of our third quarter of fiscal 2010 holiday shutdown, when taken together with the bonus leave at the end of the period, was immaterial to our results of operations.

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

As a result of the growth in the installed base of our utility storage solutions, we expect our support revenue to increase in future periods.

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

Cost of support revenue consists of personnel cost, spare parts and outside vendor cost to support premium and extended warranty services for all periods presented. Beginning March 2007, cost of support revenue also includes costs associated with providing software support. As a result of the implementation of our software support model in March 2007 and expansion of our installed base, we expect cost of support revenue to increase in future periods.

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

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 451 employees at March 31, 2008 to 591 employees at March 31, 2009 and to 627 at December 31, 2009. While our personnel costs generally have increased from period to period, in light of the general economic downturn, we implemented tighter cost control measures over other discretionary expenses during fiscal 2009, which we continued to impose during the first nine months of fiscal 2010.

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

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances and short-term investments, interest expense on our outstanding debt and borrowings under our revolving line of credit, and losses or gains on our hedging activities and remeasurement of non-United States dollar transactions into United States dollars. If we are successful in growing our international sales we may be subject to increased currency transaction risks because a larger portion of our sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities, certificates of deposit and commercial paper.

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

Results of Operations for the Three and Nine Months Ended December 31, 2009 and 2008

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,
							Change in
Types of Revenue:	2009	2008	$	%	2009	2008	$	%
Product	$43,136	$43,713	$(577)	-1%	$121,631	$125,064	$(3,433)	-3%
As % of total revenue	86.1%	90.8%			86.5%	91.8%
Support	6,968	4,446	2,522	57%	18,997	11,195	7,802	70%
As % of total revenue	13.9%	9.2%			13.5%	8.2%

Total revenue	$50,104	$48,159	$1,945	4%	$140,628	$136,259	$4,369	3%

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
Revenue by geography:	2009	2008	$	%	2009	2008	$	%
United States	$42,858	$40,225	$2,633	7%	$116,760	$117,477	$(717)	-1%
As % of total revenue	85.5%	83.5%			83.0%	86.2%
International	7,246	7,934	(688)	-9%	$23,868	$18,782	5,086	27%
As % of total revenue	14.5%	16.5%			17.0%	13.8%

Total revenue	$50,104	$48,159	$1,945	4%	$140,628	$136,259	$4,369	3%

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
Revenue by Sales Channel:	2009	2008	$	%	2009	2008	$	%
Direct	$35,900	$33,392	$2,508	8%	$92,018	$102,836	$(10,818)	-11%
As % of total revenue	71.7%	69.3%			65.4%	75.5%
Indirect	14,204	14,767	(563)	-4%	48,610	33,423	15,187	45%
As % of total revenue	28.3%	30.7%			34.6%	24.5%

Total revenue	$50,104	$48,159	$1,945	4%	$140,628	$136,259	$4,369	3%

Our total revenue increased by $1.9 million, or 4%, to $50.1 million in the three months ended December 31, 2009 from $48.2 million in the three months ended December 31, 2008, and by $4.4 million, or 3%, to $140.6 million in the nine months ended December 31, 2009 from $136.3 million in the nine months ended December 31, 2008.

Product revenue decreased by $577,000, or 1%, to $43.1 million in the three months ended December 31, 2009 from $43.7 million in the three months ended December 31, 2008 and by $3.4 million, or 3%, to $121.6 million in the nine months ended December 31, 2009 from $125.1 million in the nine months ended December 31, 2008. The decrease in product revenue during the three and nine months ended December 31, 2009 related primarily to decreased average deal sizes associated with new customers driven by reduced budget availability and an associated increased adoption of our mid-range F-Class platform. We believe this decrease was due to the general economic downturn and information technology spending constraints. Additionally, the nine months ended December 31, 2008 benefited from the recognition of $2.8 million of deferred revenue associated with certain March 2007 transactions that we were previously recognizing on a ratable basis.

Product revenue from our existing customers accounted for 77% of total revenue in the three months ended December 31, 2009 compared to 70% in the three months ended December 31, 2008. The increase in the percentage of revenue from our existing customers was primarily driven by one customer who accounted for 12% of our total revenue in the three months ended December 31, 2009. In the nine months ended December 31, 2009, product revenue from our existing customers decreased slightly to 73% of total revenue from 74% of total revenue in the nine months ended December 31, 2008. We expect that the revenue split between new and existing customers will continue to fluctuate.

Support revenue increased by $2.5 million, or 57%, to $7.0 million in the three months ended December 31, 2009 from $4.4 million in the three months ended December 31, 2008 and by $7.8 million, or 70%, to $19.0 million in the nine months ended December 31, 2009 from $11.2 million in the nine months ended December 31, 2008. The increase in support revenue in the three and nine months ended December 31, 2009 compared to the same periods in the prior year is primarily attributable to the growth in the installed base of our storage solutions and higher support renewals, which resulted in higher support revenue from post-contract customer support as well as extended and premium warranty contracts.

International revenue represented $7.2 million, or 14% of our total revenue, compared to $7.9 million, or 16% of our total revenue, in the three months ended December 31, 2009 and 2008, respectively, and $23.9 million, or 17% of our total revenue, compared to $18.8 million, or 14% of our total revenue, in the nine months ended December 31, 2009 and 2008, respectively. The decrease in international revenue in the three months ended December 31, 2009 compared to the same period in the prior year is primarily due to lower revenue from the Asia Pacific region and higher concentration of revenue attributable to one domestic customer. The increase in the international revenue during the nine months ended December 31, 2009 compared to same period in the prior year is due to higher sales in Europe during the first quarter of fiscal 2010 compared to the same period in the prior year. While we have expanded our international presence and customer base during fiscal 2010, the level of revenue attributable to any one country or region may vary from period to period. However, we expect that our international revenue will remain in the mid-teens percentage of total revenue for the foreseeable future.

We derived 72% and 69% of our total revenue from direct sales to customers in the three months ended December 31, 2009 and 2008, respectively, while the indirect sales represented 28% and 31% of total revenue during the same periods, respectively. In the nine months ended December 31, 2009 and 2008, we derived 65% and 75% from direct sales to customers, respectively, while the indirect sales represented 35% and 25% of total revenue, respectively. The increase in direct sales as a percentage of total revenue in the three months ended December 31, 2009 compared to the same period in the prior year is mainly due to higher revenue from sales to consumer-oriented Internet/Web 2.0 customers. The increase in indirect sales as a percentage of revenue in the nine months ended December 31, 2009 compared to the same period in the prior year is mainly related to increased sales to the United States government agencies as well as in non-English speaking markets where the sale of our products is conducted primarily through our resellers and channel partners.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost category for the three months and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2009	2008	$	%	2009	2008	$	%
Cost of product revenue	$15,364	$15,698	$(334)	-2%	$42,981	$44,270	$(1,289)	-3%
As % of product revenue	35.6%	35.9%			35.3%	35.4%
Cost of support revenue	2,080	1,388	692	50%	$5,707	3,551	2,156	61%
As % of support revenue	29.9%	31.2%			30.0%	31.7%

Total cost of revenue	17,444	17,086	358	2%	48,688	47,821	867	2%

Gross profit	$32,660	$31,073	$1,587	5%	$91,940	$88,438	$3,502	4%
Gross margin	65.2%	64.5%			65.4%	64.9%

Cost of revenue increased by $358,000, or 2%, to $17.4 million in the three months ended December 31, 2009 from $17.1 million in the three months ended December 31, 2008 and by $867,000, or 2%, to $48.7 million from $47.8 million in the nine months ended December 31, 2008 primarily due to increased cost to provide customer support due to an increase in our installed base.

Cost of product revenue decreased by $334,000, or 2%, to $15.4 million in the three months ended December 31, 2009 from $15.7 million in the three months ended December 31, 2008, compared to a 1% decrease in our product revenue during the same period. This product margin improvement in the three months ended December 31, 2010 is mainly attributable to higher inventory write-downs for excess and obsolescence in the three months ended December 31, 2009 related to certain product transitions that took place during the fourth quarter of fiscal 2009. Cost of product revenue decreased by $1.3 million, or 3%, to $43.0 million in the nine months ended December 31, 2009 from $44.3 million in the nine months ended December 31, 2008, which is consistent with a 3% decrease in our product revenue during the same period.

Cost of support revenue increased by $692,000, or 50%, to $2.1 million in the three months ended December 31, 2009 from $1.4 million in the three months ended December 31, 2008 and by $2.2 million, or 61%, to $5.7 million in the nine months ended December 31, 2009 from $3.6 million in the nine months ended December 31, 2008. The increases in cost of support revenue in the fiscal 2010 periods are primarily due to increased personnel and infrastructure costs required to support the growth in our installed base partially offset by our efforts to contain overall costs, which enabled us to improve our support revenue margin in the three and nine months ended December 31, 2009 compared to the same periods in the prior year.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three months and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2009	2008	$	%	2009	2008	$	%
Research and development	$12,335	$11,510	$825	7%	$35,326	$33,701	$1,625	5%
As % of total revenue	25%	24%			25%	25%

Our research and development expense increased by $825,000, or 7%, to $12.3 million in the three months ended December 31, 2009 from $11.5 million in the three months ended December 31, 2008 and by $1.6 million, or 5%, to $35.3 million in the nine months ended December 31, 2009 from $33.7 million in the nine months ended December 31, 2008. The increase in research and development expense in the three months ended December 31, 2009 compared to the same period in the prior year was primarily due to approximately $625,000 higher depreciation expense and $650,000 higher total compensation expense as a result of lower cost savings from the holiday shutdown during fiscal 2010 and increase in research and development personnel. The increase in the research and development expense in the nine months ended December 31, 2009 compared to the same period in the prior year was primarily due to $1.8 million higher total compensation expense and $1.8 million higher depreciation expense. These higher total compensation and depreciation expenses were partially offset by lower engineering prototype and equipment expenses in three and nine months ended December 31, 2009. The research and development personnel increased to 210 employees at December 31, 2009 from 203 employees at December 31, 2008

As a percentage of our total revenue, research and development expense increased to 25% in the three months ended December 31, 2009 from 24% in the three months ended December 31, 2008 and stayed constant at 25% in the nine months ended December 31, 2009 and 2008. We expect research and development expense to increase on an absolute dollar basis for the near future as we continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three months and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2009	2008	$	%	2009	2008	$	%
Sales and marketing	$16,973	$15,191	$1,782	12%	$48,348	$44,570	$3,778	8%
As % of total revenue	34%	32%			34%	33%

Our sales and marketing expense increased by $1.8 million, or 12%, to $17.0 million in the three months ended December 31, 2009 from $15.2 million in the three months ended December 31, 2008 and by $3.8 million, or 8%, to $48.3 million in the nine months ended December 31, 2009 from $44.6 million in the nine months ended December 31, 2008. This increase is attributable mainly to the increase in sales and marketing personnel to 213 employees at December 31, 2009 from 190 employees at December 31, 2008. The increased salary, sales commission and related benefits expenses were partially offset by lower travel and recruiting expenses in the nine months ended December 31, 2009 compared to the same period in the prior year.

As a percentage of our total revenue, sales and marketing expense increased to 34% in the three and nine months ended December 31, 2009 from 32% in the three months ended December 31, 2008 and from 33% in the nine months ended December 31, 2008 principally due to the increase in our sales personnel, which grew at a higher rate than our revenue during the same periods.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three months and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2009	2008	$	%	2009	2008	$	%
General and administrative	$3,826	$3,865	$(39)	-1%	$11,495	$10,985	$510	5%
As % of total revenue	8%	8%			8%	8%

Our general and administrative expense decreased by $39,000, or 1%, to $3.8 million in the three months ended December 31, 2009 from $3.9 million in the three months ended December 31, 2008. Our general and administrative expense increased by $510,000, or 5%, to $11.5 million in the nine months ended December 31, 2009 from $11.0 million in the nine months ended December 31, 2008. The increase in general and administrative expense in the nine months ended December 31, 2009 compared to the same period in the prior year is mainly attributable to the increase in general and administrative personnel to 75 employees at December 31, 2009 from 69 employees at December 31, 2008.

As a percentage of our total revenue, general and administrative expenses stayed constant at 8% of total revenue in the three and nine months ended December 31, 2009 and 2008.

Other Income (Expense), Net

The following table presents period over period comparisons of our other income (expense), net for the periods presented (dollars in thousands):

	Three Months Ended December 31,		Change in		Nine Months Ended December 31,		Change in
	2009	2008	$	%	2009	2008	$	%
Other income (expense), net:
Interest income	$133	$495	$(362)	-73%	$434	$1,991	$(1,557)	-78%
Interest expense	—	—	—	0%	—	(185)	185	-100%
Other, net	(153)	(448)	295	-66%	(56)	(881)	825	-94%

Total other income (expense), net:	$(20)	$47	$(67)	-143%	$378	$925	$(547)	-59%

Other income (expense), net decreased by $67,000, or 143%, to $(20,000) in the three months ended December 31, 2009 from $47,000 in the three months ended December 31, 2008 and by $547,000, or 59%, to $378,000 in the nine months ended December 31, 2009 from $925,000 in the nine months ended December 31, 2008. The decrease in other income (expense), net in the three and nine months ended December 31, 2009 compared to the same periods in the prior year is primarily due to lower yield on our investment portfolio partially offset by lower foreign currency losses primarily related to our British Pound and Euro denominated accounts receivable.

In light of the current turmoil in the financial markets, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect the yield on our investment portfolio to remain at a very low level for the near future. The hedging activity we implemented during fiscal 2009 is intended to reduce, but not eliminate, the risk that our other income (expense), net will be adversely affected by the fluctuations in the foreign currency exchange rates. We believe that the foreign currency gains or losses will continue to impact other income, net in the future but to a lesser extent due to our hedging activities.

Income Tax Provision

We recorded an income tax provision for foreign and state income taxes of $34,000 and $234,000 in the three and nine months ended December 31, 2009, respectively, and $93,000 and $159,000 in the three and nine months ended December 31, 2008, respectively. The income tax provision for the nine months ended December 31, 2008 was impacted by an income tax benefit of $181,000, which we recorded during the three months ended September 30, 2008 for a U.S. federal refundable credit as provided by the Housing and Economic Recovery Act of 2008.

During the three months ended December 31, 2009, we recognized a discrete $285,000 benefit in our additional paid in capital due to the recovery of alternate minimum tax (AMT) paid in fiscal 2009 as a result of legislative change in the Worker, Homeownership and Business Assistance Act of 2009, which extends the carryback of net operating losses (NOL) for both federal regular tax and AMT. We recorded the income tax benefit in our additional paid in capital because the entire fiscal 2008 AMT NOL related to excess stock option deductions.

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments at December 31, 2009 and March 31, 2009 (dollars in thousands):

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government treasury and agency obligations, corporate debt securities and commercial paper.

	December 31, 2009	March 31, 2009	Increase/ (Decrease)
Cash and cash equivalents	$48,678	$47,621	$1,057
Short-term investments	59,344	56,186	3,158

Total	$108,022	$103,807	$4,215

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

On July 29, 2008, our board of directors approved the investment of up to $10 million for the purchase of shares of our common stock in the open market under a stock repurchase program. Subject to applicable securities laws, rules and regulations, the shares may be repurchased at our discretion from time to time in the open market. Such purchases will be made at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of December 31, 2009, we have purchased 227,200 shares under this program at an average purchase price of $6.77 per share. There were no purchases of shares under this program during the third fiscal quarter of 2010.

We have a loan and security agreement with a commercial bank for a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our amended revolving line of credit agreement expires on May 28, 2010 and it contains a financial covenant that requires us to maintain a quick ratio of no less than 1.25 to 1.00. In addition, we are required to maintain a quarterly tangible net worth, defined as consolidated net assets minus consolidated liabilities, of not less than $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period, subject to a LIBOR rate floor of 1.50%, in effect at the time of the borrowing. We were in compliance with these financial covenants at December 31, 2009. There have been no borrowings under the current revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Nine Months Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$8,044	$(1,359)
Net cash used in investing activities	(10,589)	(38,233)
Net cash provided by (used in) financing activities	3,602	(4,308)

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

During the first nine months of fiscal 2010, operating activities provided $8.0 million of cash compared to $1.4 million of cash used in the operating activities in the first nine months of fiscal 2009. The increase in cash provided by operating activities in the first nine months of fiscal 2010 was driven by a $13.6 million decrease in cash used for inventory purchases primarily as a result of more efficient inventory management and the build-up of inventory that occurred in the third quarter of fiscal 2009 in anticipation of introduction of our T- and F-class utility storage solutions. The increase in cash provided by operating activities in the first nine months of fiscal 2010 compared to the same period of prior year was offset by $2.6 million higher accounts receivable due to slower cash collections driven by higher volume of shipments late in the quarter and decrease in accrued liabilities primarily due to a higher payout of employee incentive compensation.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth. Net cash used in investing activities was $10.6 million in the first nine months of fiscal 2010 compared to $38.2 million in the first nine months of fiscal 2009.

During the nine months ended December 31, 2009 we used the proceeds from the sales and maturities of our short-term investments, as well as some of the cash generated from our operating activities, to reinvest in additional short-term investments. The decrease in net cash used in investing activities in the first nine months of fiscal 2010 compared to the same period in the prior year is attributable to a $25.0 million lower investment in additional short-term investments and a $2.7 million decrease in capital expenditures due to our effort to control costs.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first nine months of fiscal 2010 was $3.6 million as compared to net cash used in financing activities of $4.3 million in the first nine months of fiscal 2009. The increase in net cash provided by financing activities was related primarily to higher proceeds from stock option exercises during the first nine months of fiscal 2010 when compared to the same period in the prior year and a $1.7 million repurchase of shares of our common stock as well as a $4.0 million and $883,000 repayment of the line of credit and notes payable, respectively, during the first nine months of fiscal 2009.

We believe that our existing cash balances will be sufficient to meet our anticipated capital requirements for the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth and profitability, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$9,538	$625	$5,008	$3,596	$309
Non-cancellable inventory purchase commitments	15,763	15,763	—	—	—

Total	$25,301	$16,388	$5,008	$3,596	$309

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of December 31, 2009, we believe that our exposure related to these guarantees and indemnities as of December 31, 2009 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

In order to decrease the inherent risk associated with remeasurement of foreign currency cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. Additionally, we are hedging British Pound and Euro denominated receivables held by us to reduce the risk that our earnings would be adversely affected by the fluctuations in the exchange rate of the British Pound and the Euro against the United States Dollar. We account for these derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts are recorded each period as a component of other income (expense), net in the consolidated statements of operations.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses, including the impact of hedging, were $153,000 and $55,000 in the three and nine months ended December 31, 2009.

Interest Rate Sensitivity

We had cash equivalents totaling $30.6 million at December 31, 2009. These amounts are invested primarily in money market funds and commercial paper. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at December 31, 2009, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $306,000 over a one year period.

Our short-term investments consist of United States Government treasury and agency obligations, corporate debt securities, certificates of deposit and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash equivalents, held at December 31, 2009 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over nine and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
12-Month Period	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$29,388	$29,274	$29,160	$29,045	$28,931
Commercial paper	14,027	14,008	13,988	13,969	13,950
Corporate debt securities	11,015	10,995	10,976	10,957	10,937
Certificate of Deposits	5,250	5,235	5,220	5,206	5,191

Total short-term investments	$59,680	$59,512	$59,344	$59,177	$59,009

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
6-Month Period	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$29,617	$29,388	$29,160	$28,931	$28,702
Commercial paper	14,065	14,027	13,988	13,950	13,911
Corporate debt securities	11,054	11,015	10,976	10,937	10,898
Certificate of Deposits	5,279	5,250	5,220	5,191	5,162

Total short-term investments	$60,015	$59,680	$59,344	$59,009	$58,673

At December 31, 2009, we had no interest rate exposure to our existing obligations since we had no borrowings under our revolving line of credit. However, we could be exposed to interest rate risk if we make borrowings under our revolving line of credit.

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

During the nine months ended December 31, 2009, we experienced a generally weaker demand environment as capital spending by our customers remained under pressure. While in the three months ended December 31, 2009, our total revenue increased sequentially from the three months ended September 30, 2009 and on a year-over-year basis, our product revenue decreased slightly on a year-over-year basis. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

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

In any quarter, a substantial portion of our revenue may be largely attributable to orders from a limited number of customers, which can result in our recognizing a substantial amount of revenue without a corresponding increase in operating expenses. Although in fiscal 2009 and in the second quarter of fiscal 2010, no customer represented 10% or more of our total revenue, in the first quarter of fiscal 2010, 10% of our revenue was attributable to sales to a single customer and in the third quarter, 12% of our revenue was attributable to sales to another single customer. For these reasons, comparing our operating results, particularly our gross profit results, on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2009, 2008 and 2007, our net losses were $959,000, $10.1 million, and $15.5 million, respectively, and in the first nine months of fiscal 2010, our net loss was $3.1 million. While we reported net income in both the first quarter and third quarter of fiscal 2009, we were not profitable in the year ended March 31, 2009. As of December 31, 2009, our accumulated deficit was $178.0 million. During the remainder of fiscal 2010, we do not expect our expense levels to decline significantly. In addition, we anticipate that we will continue to incur significant legal, auditing, accounting and other expenses resulting from public company regulatory requirements. As a result, we will be required to increase our revenue substantially in order to achieve profitability on an annual basis, and our ability to increase revenues is subject to the numerous risks and uncertainties described herein.

We intend to continue focusing on revenue growth and increasing market penetration and presence at the expense of profitability by re-investing heavily in our operations.

Our chosen strategy is to continue investing significantly in research and development, and to increase our investments in our services and sales operations, at the expense of profitability. We believe our decision to continue investing heavily in these operations will be critical to our revenue growth. Accordingly, we anticipate that our operating costs and expenses will increase for the foreseeable future. However, we cannot be assured that this strategy will result in any revenue growth. Even if we achieve significant revenue growth, we are likely to continue experiencing net losses and operating losses, similar to those we have incurred historically. Additionally, as long as we pursue this strategy, we may not be able to achieve or sustain profitability.

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

Our ability to increase our revenue will depend substantially on our ability to attract and retain qualified sales personnel as well as replace sales personnel we promote to managerial positions within the sales organization. In particular, we anticipate continuing to hire direct sales personnel and our operating plan assumes that we will be able to attract and retain our sales and other key employees. These positions require candidates with specific backgrounds in the storage industry, and competition for employees with this expertise can be intense. In addition, we believe that there are only a limited number of individuals with the specific skills required for many of our sales and other key positions. We have experienced substantial competition in our hiring efforts and also in our retention efforts as our personnel have been frequently recruited by other companies, including our competitors. As a result, we may be unable to identify, hire, or retain qualified individuals.

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

We purchase sophisticated components from a limited number of qualified suppliers. We purchase our disk drives from Hitachi, Xyratex or Seagate, our power supplies from Power-One Inc., and ASICs for our controller nodes from Renesas. Initially, suppliers of our disk drives, power supplies and ASICs require up to several months to qualify through a lengthy testing process and a substantial amount of work to enable interoperability with our products. In the event that it became necessary for us to find another supplier of these or any of the other components of our products, for any reason, including financial difficulties of suppliers arising from the global recession, the time required to transition to the new supplier could take up to 12 months, due to the lengthy qualification and technology development process.

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

We rely principally on two contract manufacturers to assemble the disk chassis and controller nodes for each of our InServ Storage Server products, manage our supply chain and, alone or together with us, negotiate component costs. Specifically, we rely on AsteelFlash, to assemble our controller nodes and on AsteelFlash and Xyratex Technology Limited to assemble our disk chassis. Our reliance on our contract manufacturers for these disk chassis and controller nodes reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturers or if either of our contract manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

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

As we grow our business, our ability to provide effective customer support and services will continue to be largely dependent on our ability to attract, train and retain qualified direct customer service personnel and our ability to maintain and grow our network of authorized service providers. As we look to improve our ability to deliver customer services effectively and efficiently, we recently formed a subsidiary in India, based in Bangalore, where we employ direct customer service personnel to deliver customer support and services. Additionally, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English, as well as identifying, training, and certifying international authorized service providers to support products we may deploy in geographical areas in which we may not currently have authorized service providers.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2009, our number of employees increased from 451 to 591 and in the third quarter of fiscal 2010, we increased our number of employees to 627. We have also expanded the geographic scope of our business, including the establishment of research and development operations in Northern Ireland in fiscal 2008, a sales office in Singapore in fiscal 2009 and a customer services center in India in fiscal 2010. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with channel partners, resellers and authorized service providers in select international markets. Continued growth in the size and scope of our business operations will require substantial management attention. For example, our management will have to increasingly dedicate its time and attention to oversee our efforts to recruit, integrate and retain highly-skilled personnel to join our growing internal departments; to manage a growing and dispersed geography to support the expansion of our research and development, sales and customer support organizations; and to expand and improve our information technology infrastructure and network of facilities to support a growing employee and customer base. In addition, our management will have to enhance and improve company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization and comply with applicable U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2009 and in the three and nine months ended December 31, 2009 we derived 16%, 14% and 17% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, the United Kingdom, Germany, Canada and Japan and agreements with third-party resellers or channel partners in Belgium, France, China, Czech Republic, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, The Netherlands, Norway, Poland, Spain, the United Kingdom, Singapore, South Africa and Taiwan. In addition, we currently have international subsidiaries in the United Kingdom, Germany, Singapore and Japan. We expect to continue to hire additional sales personnel and expand our network of channel partners and resellers internationally and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

In addition, although the functional currency of our foreign subsidiaries is the U.S. Dollar, in countries outside the U.S. we transact business in various currencies besides the U.S. Dollar and we have certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. We are currently hedging certain Euro and British Pound denominated receivables held by us to reduce the risk that our earnings would be adversely affected by changes in Euro and the British Pound exchange rates. Our hedging activities reduce, but do not entirely eliminate, the impact of currency exchange rate movements, and therefore fluctuations in exchange rates could negatively impact our results from operations.

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

Developing our products is expensive. In fiscal 2009 and in the three and nine months ended December 31, 2009, our research and development expenses were $46.3 million, or 25% of our total revenue, $12.3 million, or 25% of our total revenue and $35.3 million, or 25% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

10.08.1	Amendment to Standard Industrial Leases between Registrant and Inland American/Stephens (Fremont Tech) Ventures, LLC dated November 13, 2009

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: February 8, 2010

3PAR Inc.

By:	/s/ ADRIEL G. LARES
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.08.1	Amendment to Standard Industrial Leases between Registrant and Inland American/Stephens (Fremont Tech) Ventures, LLC dated November 13, 2009

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.