Form 10-K
period 2010-03-31
3PAR Inc.
filed 2010-06-14
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of September 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the Registrant had an aggregate market value of approximately $320.6 million, based on the closing price reported for such date on the NYSE. Shares of the Registrant’s common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of September 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 28, 2010 was: 62,501,256

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Overview

We are the leading global provider of utility storage systems for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities. Utility storage is a category of data storage systems built for utility computing, an emerging approach to information technology, or IT, architecture that enables organizations to build virtual datacenters to support cloud computing service delivery models. As organizations move away from the use of physically dedicated resources to a lower-cost shared model, we help organizations build infrastructures that support the delivery of cloud-based services both internally, and at the scale required by service providers that make a business of selling such services to their external customers. The category of utility storage exists as a segment of the larger global market for Fibre Channel and Internet Small Computer System Interface, or iSCSI, open storage area networks, where we compete with larger and more established companies.

Utility computing is the deployment of virtual computing at scale, an architectural approach that was developed to allow organizations to create cost-effective virtualized IT infrastructures for flexible workload consolidation using server virtualization technologies, utility storage systems, and blade servers (high-density, self-contained computer servers designed to optimize and minimize physical space). We believe that utility computing enables organizations to deliver services more rapidly, flexibly, reliably, and economically than they would otherwise be able to achieve through traditional approaches such as mainframe and distributed computing models. New service delivery models made possible by utility computing allow IT organizations to deliver software and hardware as a service, both internally and at the scale required by service providers.

An important element of utility computing, storage virtualization technologies work by abstracting storage resources then presenting a logical view of those resources that is independent from the actual underlying physical assets within a storage system. This decoupling of physical and logical resources enables the pooling of available storage assets to improve the efficiency and availability of these storage assets. IT organizations are increasingly adopting storage virtualization in their datacenters to improve storage resource utilization and reduce the amount of energy required to power and cool datacenter equipment.

We believe that our utility storage systems help organizations build storage infrastructures that are simple, efficient, and scalable to meet performance and high availability demands at a lower cost than traditional storage vendors. Our enterprise-class storage systems feature a clustered design that supports comprehensive multi-

tenancy and was developed to be self-configuring, self-optimizing, self-monitoring, self-healing, highly capacity efficient, and massively scalable. We believe that our storage systems provide substantial benefits for our customers building virtual datacenters for the delivery of enterprise IT as a utility service, including reducing administrative costs and provisioning complexity, improving capacity utilization, easing power and cooling requirements, providing the necessary scalability to support continuous growth, and supporting the agility to adapt rapidly to meet changing business needs.

Our Strategy

Our mission is to provide storage systems that are simple and efficient. Our utility storage systems are designed to be easy to manage (simple), to deliver efficient resource utilization (efficient), and to expand as needed to reliably address the needs of organizations as they grow (scalable). Key elements of our strategy include:

•

Addressing the Needs of the Virtual Datacenter and Cloud Computing. We believe that our utility storage products enhance service delivery and storage economics by offering higher performance levels and increasing the efficiency of highly virtualized environments at a lower total cost of ownership than traditional storage systems. Our utility storage systems are designed to enable customers to build highly virtualized infrastructures to support both internal and external service delivery while lowering the total lifetime cost of ownership for their data storage. We intend to continue making a concerted effort to increase market awareness of the benefits of cloud computing by targeting organizations that can benefit from virtual datacenters built for external services delivery and for the delivery of enterprise IT as a utility service within the organization.

•

Helping Customers “Do More with Less.” Our storage systems are designed to help our customers “do more with less” by enabling them to reduce the overall capital expenditure associated with their storage capacity and infrastructure purchases as well as the operating expenditure associated with ongoing administration and maintenance of their storage infrastructure. We believe that our emphasis on doing more with less is particularly important in the context of the recent economic downturn, and we intend to continue making this a key element of our strategy going forward.

•

Maintaining and Extending Our Technology Leadership in Utility Storage. Our technological innovations include system design and architecture, hardware design, and software development. We designed our utility storage systems from the ground up to meet the specific needs of highly virtualized environments and we created the category of storage known as utility storage to address the needs of emerging utility computing architectures. Our systems feature a highly clustered architecture designed to support multi-tenancy by delivering high performance and availability levels that enable our customers to consolidate with confidence. In addition, we are regarded as a pioneer of thin provisioning, a storage virtualization technology that decouples logical and physical capacity to increase utilization, and we have also made a substantial investment in the development of autonomic storage technologies, which make our utility storage systems self-configuring, self-optimizing, self-monitoring, and self-healing.

As a leader and pioneer in multi-tenancy as well as thin, green, and autonomic storage technologies, we intend to maintain and extend our technology leadership position by continuing to invest heavily in our research and development efforts.

•

Building Substantial Repeat Business with Existing Customers. We have built substantial levels of repeat business based on customer experience of the performance, technical, and cost benefits of our storage systems. We intend to continue targeting existing customers for repeat business by selling additional products to meet their needs as their businesses grow and their data requirements increase, and as early adopters of our technologies find their utility storage systems reaching end of life. In addition, we intend to pursue further penetration of our existing customer base by continuing to deliver broad and interoperable storage systems suitable for a wide variety of deployments with a focus on achieving high levels of customer satisfaction.

•

Expanding Our Customer Base through Direct Customer Relationships in Core Markets. In our core markets, we are focused on developing relationships directly with large aggregators of storage demand through our direct sales force and customer service personnel. Because of the importance of the data that our customers entrust to our products, we believe that it is important to maintain a direct relationship with them. We believe that maintaining and expanding our physical presence in local markets has been and will continue to be essential to maintaining good relationships with our customers in these markets. We also believe that communication among our customers is both rapid and frequent. As our sales process is highly dependent on strong word-of-mouth recommendations, we intend to further invest in the expansion of our direct sales force and customer service organization, in order to maintain our customer relationships and continue to earn their strong recommendations.

•

Expanding Our Alliances and Our Network of Channel Partners, Resellers, and Authorized Service Providers to Support Growing Customer Base. We have developed alliances with a variety of companies that provide servers and server virtualization and network infrastructure components. We intend to maintain and expand our network of alliances to enable our customers to more easily integrate our utility storage products within their IT infrastructures. We have also developed a global network of channel partners, resellers, and authorized service providers to sell, support, and service our products in markets in which we do not have a direct physical presence. We intend to continue to expand this network of channel partners, resellers, and authorized service providers to maintain and improve the quality and responsiveness of the sales and support services that our customers require in those markets.

Our Customers

Our target customers are primarily organizations for which serving information is mission-critical, including external service providers (for example, Managed Service Providers, or MSPs and Hardware as a Service/Software as a Service, or HaaS/SaaS providers) and internal service bureaus (for example, IT organizations within enterprises and government agencies). We believe that both groups can benefit from delivering services based on a utility computing model that leverages a low-cost, shared, virtualized infrastructure for workload consolidation and flexible resource allocation.

As of March 31, 2010, we have sold over 1,600 utility storage systems to more than 600 mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities worldwide.

•

Mid-Sized to Large Enterprises. Across the spectrum of mid-sized to large enterprises, our customers are primarily IT organizations that have transformed (or are in the process of transforming) themselves into internal service bureaus that leverage shared, virtualized infrastructures for workload consolidation and flexible resource allocation. Many of these companies are building virtual datacenters to enable cloud-based internal service delivery. This customer category includes companies such as Carphone Warehouse Group and Pier 1 Imports.

•

Financial Services Firms. Our financial services customers include investment banks, stock exchanges, and hedge funds that depend on the high performance and high availability of our utility storage systems to run their transaction-heavy operations. This customer segment also includes commercial banks, insurance companies, and other financial institutions that are transforming their datacenters into internal service bureaus. These customers include Credit Suisse and NYSE Group.

•

Cloud Computing Service Providers. Our cloud computing service provider customers include companies with a business-to-business focus, such as infrastructure and application hosting providers, MSPs, HaaS/SaaS providers, and business transaction/business information service providers. Many of these customers are also Cloud-Agile partners. These customers include Savvis and Cox Communications.

•	Consumer-Oriented Internet/Web 2.0 Companies. Our consumer-oriented Internet/Web 2.0 customers have a business-to-consumer focus and include Web 2.0 companies, social networking companies, and other primarily Internet-based businesses serving the needs of a large number of consumers, many using a cloud computing delivery model. These customers include MySpace.com, Careerbuilder.com, and GoDaddy.com.

•

Government Entities. Our government end-customers include the United States Department of Justice, the United States Commerce Department, and the Department of Energy. Orders placed with our resellers by government end-customers may generally be terminated unilaterally by the government end-customer or may be subject to additional conditions not typically found in our other end-customer contracts. During fiscal 2010 and 2009, approximately 11% and 9% of our product revenue resulted from sales by our resellers to government end-customers, respectively.

While in fiscal 2010, 2009 and 2008, no customer represented more than 10% of our total revenue; in the first and third quarter of fiscal 2010, first and fourth quarters of fiscal 2009 and the first quarter of fiscal 2008, 10%, 12%, 20%, 12% and 25% of our revenue, respectively, was attributable to sales to single customers. We do not have agreements in place with these customers, or any other customer, that obligate such customers to long-term purchase or repeat order requirements. The loss of any of these customers could have a material adverse effect on our results of operations and cash flows. In fiscal 2010, we derived 20% of our revenue from shipments to customer locations outside the United States. See Note 12 to our Consolidated Financial Statements for a summary of revenue by geographic area.

Our Technologies and Products

We design our utility storage systems to address the limitations of traditional storage arrays by delivering what we believe is a uniquely simple and efficient platform to enhance the agility and efficiency of virtualized datacenters. Our proprietary storage system architecture is designed to enable non-disruptive and massive scalability over time within a single, multi-tenant, tiered storage system. The purpose of this design is to allow customers to scale their storage systems efficiently and cost-effectively to support continuous or rapid growth while also enabling them to adapt quickly to changing business needs. Our products and technologies can be divided into the following categories:

•

Multi-Tenant, Clustered System Architecture. Our systems are designed to support multi-tenancy while offering a low initial cost of ownership and scaling non-disruptively as customer needs grow over time. Built-in support for mixed workloads enables the system to serve the needs of multiple applications and multiple users simultaneously and from a single system. Support for multiple drive classes within the same array—including Nearline (Enterprise SATA), Fibre Channel, and Solid State Drives, or SSDs,—enables customers to consolidate data with varying service level requirements onto the same storage system for cost and performance optimization as well as a reduction in Storage Area Networks, or SAN, infrastructure and administration.

Our clustered controller architecture also allows our utility storage systems to be configured to target demands for high availability. This architecture is designed to tolerate component failures in hardware, including individual controller nodes, without customers losing access to their stored data. To maximize these architectural capabilities, we also offer sophisticated software applications, including copy-on-write snapshot technology, to protect customers from single-system and site-wide failures over both short and long geographic distances. Our systems are thus designed to allow customers to maintain data availability, minimize the impact of component failures, and allow faster recovery if application failures require rapid retrieval of previous copies of data.

•

Autonomic Storage Technologies. Our systems are designed to be self-managing: self-configuring, self-optimizing, self-monitoring, and self-healing. For example, our storage systems offer rapid and autonomic provisioning of storage volumes of varied service levels and sizes without pre-planning and in just a few seconds—as compared to minutes, hours, or days with legacy systems. Our software autonomically load-balances data on physical disks to optimize application performance on an ongoing basis. In addition, our software has the ability to monitor the system and then apply user-specified policies either automatically or on-demand in order to non-disruptively distribute and redistribute application volumes across storage tiers of varying quality of service (QoS) for cost and performance optimization. Built-in error detection, advanced error isolation, and automated correction algorithms are designed into our systems in order to ensure that high levels of performance are maintained, even under hardware failure scenarios such as component outages or multiple disk failures.

•

Thin and Green Technologies. Our systems are designed to allow customers to significantly improve utilization of physical resources and reduce power requirements by minimizing use of the pre-allocated, unused storage capacity that is a common problem with legacy provisioning methodologies employed by traditional storage systems. Our thin provisioning software lets an application consume only the storage it actually needs, only as it requires that capacity to write data. This “dedicate-on-write” approach differs from the traditional “dedicate-on-allocation” approach of legacy storage systems, which require capacity to be allocated in advance. Because our systems allow storage to be consumed only as it is actually used, a greater percentage of the overall system capacity can be used, which increases capacity utilization rates and reduces the amount of physical storage that customers must purchase, house, administer, power, and cool.

In addition, we also offer our customers the ability to convert their existing traditional volumes to this more capacity-efficient approach. Known as thin conversion, this process takes place non-disruptively by using a combination of software and built-in hardware acceleration mechanisms. During thin conversion, allocated but unused capacity is removed as data is converted from the legacy volume to a new thin volume that uses our “dedicate-on-write” technology.

•

Technologies that Enhance Server Virtualization. We believe that server virtualization technologies have the potential to deliver significant cost savings, efficiency gains, and service level increases within the datacenter. However, virtual server deployments can also place heavy performance loads on storage and demand large amounts of pre-dedicated disk capacity that can detract from these benefits. We believe that the failure of traditional storage to address performance and other technical demands of these new virtualized server environments routinely detracts from potential return on investment of deploying hypervisor technology.

Our utility storage systems are designed to enhance the simplicity, agility, and efficiency of virtualized environments—for example, by delivering high levels of performance and resiliency, by easing administration time associated with provisioning and managing storage in a virtualized environment, by enabling greater virtual machine consolidation (and therefore savings associated with buying fewer servers), and by reducing underlying storage requirements (through eliminating the need for pre-dedicated capacity). We believe that these advantages can enable customers to improve their server virtualization return on investment, as compared to using traditional storage.

Our Utility Storage Systems

Our utility storage systems feature a uniquely architected, tightly clustered, integrated hardware platform that includes a proprietary operating system and a range of software applications.

Our utility storage systems are designed to save our customers money in the following ways:

•	By improving resource utilization and reducing the amount of physical storage capacity required, allowing customers to purchase fewer storage arrays.

•	By reducing the energy and floor space required by customers to power, cool, and house their storage.

•	By reducing the amount of time and resources that customers dedicate to the implementation and ongoing management of their storage.

InServ Storage Servers

We believe that our 3PAR® InServ® Storage Servers help customers build a data storage infrastructure that can quickly meet their changing business needs at a lower total cost than traditional storage systems. We designed our family of InServ Storage Servers to deliver high levels of performance and consolidation simply and affordably, and we believe that this enables our customers to avoid the need to overprovision capacity or resort to complex administration processes to increase resource performance and utilization. We believe that our InServ Storage Servers, which are also designed to support multi-tenancy reliably, enable customers to consolidate data from multiple applications and user groups (with varying service level and performance requirements) onto a single storage array for greater cost savings. By sharing the same tightly clustered, cache-coherent, load-balanced, and modular architecture, all InServ Storage Servers are built to offer an agile and efficient tiered storage platform for resilient utility and cloud computing.

InSpire Architecture—All of our storage servers feature our proprietary 3PAR InSpire® Architecture, which we developed to deliver a simple yet powerful storage array for open systems. Central to this design is a high-bandwidth, low-latency backplane that unifies components into a highly scalable and autonomically load-balanced cluster.

The core hardware elements of our InSpire Architecture include our 3PAR Gen3 application-specific integrated circuit, or ASIC, which enables hardware-assisted detection of allocated but unused capacity designed to work in conjunction with our thin software products (also known as Thin Built In™), our proprietary full-mesh backplane with storage controller nodes, host bus adaptors for server and disk connectivity, drive chassis, drive magazines, and disk drives. All active hardware components can be configured redundantly within the system and the entire clustered storage architecture is managed as a single entity.

We believe that our InSpire Architecture is unique, as it enables all workloads to be distributed and shared across all system resources in a massively parallel fashion. This design is intended to support multi-tenancy, deliver high and predictable levels of performance for all workloads, and promote high utilization of purchased resources. Our InSpire Architecture also features controller nodes that allow each storage volume to be active on all of the controller nodes at the same time to support high availability, scalability, and simplified management.

InServ T-Class Storage Servers—We designed the 3PAR InServ T-Class to address the needs of large and highly demanding enterprise and cloud computing storage infrastructures. All T-Class Storage Servers use the 3PAR InSpire Architecture featuring the Gen3 ASIC with Thin Built In. This silicon-based thin technology is built into the system hardware to increase capacity utilization while maintaining high service levels.

InServ F-Class Storage Servers—We designed the 3PAR InServ F-Class to address the technical limitations of traditional midrange storage arrays by offering features and benefits typically exclusive to high-end arrays. Our F-Class Storage Servers incorporate the same technologies as our T-Class Storage Servers, but in a scaled-down, quad-controller capable system.

System Management Tools

Our 3PAR InForm® Operating System and associated management tools incorporate automation of storage configuration, provisioning, and management across all of our InServ Storage Server models. The virtualization and automation capabilities built into our operating system are designed to deliver rapid and autonomic configuration, automated provisioning, ongoing self-optimization, and secure protection of data across a global IT environment—simply and economically.

InForm Operating System—We designed the 3PAR InForm Operating System to simplify storage management through advanced virtualization and autonomic storage management capabilities, and by providing a unified operating system that works across all InServ product lines. As the foundation of our proprietary suite of server software, the InForm Operating System was developed to eliminate array planning, to provide instant, application-tailored provisioning, and to deliver a storage infrastructure that is self-configuring, self-optimizing, self-healing, and self-monitoring. The use of a single operating system across all lines of our storage servers is also intended to minimize training time related to storage management and to provide interoperability of management and remote replication software for data protection.

The InForm Operating System now includes our Persistent Cache, which was designed to ensure that “always on” application and virtual server environments are able to handle an unplanned controller failure. Persistent Cache was developed to eliminate the substantial performance penalties associated with traditional arrays and allow our systems to maintain required service levels even in the event of a cache or controller node failure.

Software Applications

We also provide our customers with a number of supplementary software applications, either bundled with the InForm Operating System or sold under perpetual license agreements that customers can buy either with or after the initial system purchase.

The following descriptions represent a selective sampling of our available software offerings, grouped by key technology area:

Thin Technologies

•

Thin Provisioning. Our Thin Provisioning software is designed to improve storage resource utilization by enabling customers to purchase capacity only as applications actually require it for written data. We believe that this approach enables companies to scale their storage investments over time rather than having to estimate their storage needs and purchase all of their storage in advance, which leads to low utilization rates, unnecessary power and cooling expenditures, and which can result in the allocation of more capacity than a given project might ever actually need for written data.

•

Thin Conversion. Our Thin Conversion software offers the ability to take a conventional storage volume, remove allocated but unused space, and create a new, capacity-efficient Thin Provisioning volume on any of our storage systems. This process uses the Gen3 ASIC with Thin Built In to power thin conversion without causing perceptible system performance impact.

•

Thin Persistence and Thin Copy Reclamation. Our Thin Persistence software uses our unique virtualization mapping engine to reclaim space from deleted volumes, thus increasing capacity utilization. Our Thin Copy Reclamation software does the same for virtual copy snapshots and remote copies. These space-saving products are designed to help customers defer the cost of purchasing raw capacity to handle new data growth, thus lowering both capital and operating expenditures.

Autonomic Configuration and Provisioning

•

Rapid Provisioning. A built-in feature of the InForm Operating System, Rapid Provisioning was designed to eliminate array planning by delivering instant, application-tailored provisioning. Rapid Provisioning manages storage provisioning intelligently and autonomically, and augments the massively parallel and granular distribution of data across internal system resources to assure high and predictable service levels for various workload types.

•

Autonomic Groups. Autonomic Groups is an additional InForm Operating System feature that builds on the efficiencies of Rapid Provisioning by eliminating manual repetition of commands, enabling customers to easily create host, volume, and domain groups to automate and expedite storage provisioning, monitoring, and data protection. Autonomic Groups is designed to increase the agility of clustered and virtual server environments by handling certain changes autonomically—intelligently, at a sub-system level, without administrator intervention.

Autonomic Data Movement, Performance Optimization, and Storage Tiering

•

Dynamic Optimization and Policy Advisor. Our Dynamic Optimization software was developed to give customers the ability to align application requirements with data QoS levels precisely, flexibly, and on demand to achieve optimal data service levels at a lower cost across all stages of the disk-based data lifecycle. Our Policy Advisor software adds intelligent analysis and enhanced automation features to Dynamic Optimization by analyzing how volumes on an InServ Storage Server use physical disk space and automatically making intelligent, non-disruptive adjustments to ensure optimal volume performance and capacity utilization.

•

Adaptive Optimization. Our Adaptive Optimization software is designed to optimize service levels for granular amounts of application data autonomically, on a large scale, by pairing that data with the most cost-efficient resource capable of meeting its particular service level.

Data Protection and Disaster Recovery

•

Virtual Copy. Our Virtual Copy software is built on our thin copy technology and is designed to allow customers to affordably protect and share data from any application without impact on performance. ,The software consumes minimal physical capacity because it is reservationless and non-duplicative – that is, it refers to existing data rather than duplicating it elsewhere. We have integrated Virtual Copy with a variety of third party applications. These solutions, called Recovery Manger, are designed to ensure that snapshots taken of data stores are consistent, enable integration with backup products, and facilitate rapid application recovery.

•

Remote Copy. Our Remote Copy software is built on our thin copy technology and is designed to allow users to maintain data availability for business continuity by copying data from one InServ Storage Server to another in a remote location. Since Remote Copy is built on thin copy technology, it is capable of replicating both traditional and thin provisioned volumes. Remote Copy offers remote replication over short and long geographic distances with complete flexibility using midrange as well as high-end arrays.

Data Resilience and Security

•

Virtual Domains. Our Virtual Domains software is designed to provide secure administrative separation of users and hosts within shared, virtualized environments. Like virtual private network software, Virtual Domains can deliver thousands of secure virtual private arrays within a single InServ Storage Server.

•	Virtual Lock. Our Virtual Lock software is designed to enable the secure retention of storage volumes for data governance and electronic discovery purposes.

Manageability

•

Management Plug-In for VMware vCenter. Our Plug-In for VMware vCenter was developed to give VMware vSphere administrators enhanced visibility into storage resources and precise insight into how individual virtual machines are mapped to datastores and storage volumes.

•	Host Explorer. Our Host Explorer software is designed to automate host discovery and collection of detailed host configuration information in order to speed provisioning and simplify maintenance.

•

System Reporter. Our System Reporter software is designed to provide an easy-to-use, Web-based performance and capacity management tool that aggregates historical system data for one or more InServ Storage Servers. System Tuner. Our System Tuner software was developed to ensure optimal volume performance even as customers scale their systems and bring new applications online by autonomically detecting and eliminating hotspots and bottlenecks without disrupting applications, impacting service levels, or changing underlying volume characteristics such as RAID type.

Sales and Marketing

We market and sell our products and support services primarily through our direct sales force, but we also sell indirectly through channel partners and cloud computing service providers. Our sales and marketing team consisted of 238 employees as of March 31, 2010.

Direct Sales: Our direct sales team, with assistance from our marketing team, sells directly to large commercial enterprises worldwide, as well as to limited public sector accounts in the United States, including federal and state government entities. We maintain sales operations in the United States, Canada, the United Kingdom, Germany, France, Singapore, India, China, South Korea Australia and Japan.

Indirect Sales: Our indirect sales are through resellers and channel partners that primarily sell our products in markets where we do not have a significant direct sales presence, including non-English speaking countries. In addition to selling and marketing our products, our channel partners have been trained by us to provide installation on our behalf in their local markets. Furthermore, we rely largely on resellers to sell our products to public sector accounts in the United States, including federal and state government entities. We also engage resellers to transact commercial sales in limited situations in the United States. When selling through resellers, as opposed to channel partners, we provide the installation of our storage systems to the end-customer or contract these services to an authorized service provider partner. In addition, our Cloud-Agile partners also sell services based on our utility storage platform, which may result in additional business for us.

Marketing and Product Management

In addition to building brand awareness and broadly marketing our products, our marketing team actively supports our sales teams and processes. Our marketing activities include lead generation, tele-sales, advertising, website operations, direct marketing, public relations, product marketing, product management, and participation at technology conferences and trade shows.

Customer Services

We offer a variety of maintenance support programs depending on the needs of customer deployments. Our customer service and support programs involve hardware support, software support, and software upgrades on a “when-and-if available” basis for our InForm Operating System and other software applications. In addition, in April 2010 we introduced a new support level, called Mission-Critical support, which is designed to offer high priority support to customers willing to pay a premium for this enhanced service.

Our customer services department includes support personnel located in California, the United Kingdom, Germany, Switzerland, Singapore, India and Japan. Support personnel are available to respond 24 hours a day, every day of the year. We extend our support capabilities by qualifying and training authorized service providers and channel partners that can provide service and support to end-customers in locations where we do not provide direct support. We provide on-going support to our channel partners through support maintenance programs.

Research and Development

Continued investment in research and development is critical to our business. Because our utility storage systems are comprised of integrated hardware and software, our research and development organization includes both hardware and software engineers. We employ ASIC and storage systems engineers in the design, development, testing, and certification of our storage systems. We also employ software engineers in the design, development, and testing of our InForm Operating System and other software products. As of March 31, 2010, our research and development team consisted of 208 full-time employees: 186 located in Fremont, California; six in Woodinville, Washington; and 16 in Belfast, Northern Ireland. We test and certify our platform against a variety of third-party servers, operating systems, drivers, gateways, host bus adaptors, and SAN fabric components. We plan to continue to dedicate significant resources to these continued research and development efforts. As we continue to expand internationally, we may incur additional costs to ensure that our products conform to local laws and local product specifications.

Research and development expense totaled $47.6 million, $46.3 million, and $34.1 million for fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Manufacturing

Our manufacturing strategy is to supply high quality products in a timely fashion to our customers, while making efforts to maximize our gross margins. We perform internally those manufacturing tasks that we believe cannot be outsourced and fulfilled more effectively by specialized manufacturing partners. Our manufacturing operation, located in our 56,000 square foot facility in Fremont, California, consists primarily of materials procurement, product assembly, product testing, quality assurance and global logistics. As of March 31, 2010, our manufacturing operations team consisted of 39 full-time employees.

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

Our Competition

The market for storage infrastructure is competitive and continually evolving. We compete in the data storage market against vendors that provide mid-range and high-end storage solutions. We expect competition to persist and intensify.

Our main competitors that provide traditional monolithic storage arrays include EMC Corporation, or EMC, Hitachi Data Systems Corporation, or Hitachi, and IBM and their respective resellers and original equipment manufacturers, or OEMs.

Our main competitors that provide traditional modular storage arrays include EMC, Hewlett-Packard Company, NetApp Inc., or NetApp, Hitachi, IBM, Oracle Corporation, or Oracle, and Dell Inc., or Dell, as well as their respective resellers and OEMs. Two of these competitors, EMC and IBM, have released clustered modular storage systems that have some limited architectural similarities to our storage platform. As the storage market opportunity grows, we also expect competition from emerging private companies and networking and telecommunications equipment suppliers that increasingly compete with our product offerings.

Many of our current and potential competitors may have significantly greater financial, technical, marketing, and other resources than we do and may be able to devote greater resources to the development, promotion, sale, and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including longstanding relationships with our current or potential customers. In addition, these companies may have longer operating histories and greater name recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively.

We believe that the principal factors on which we compete are the ease of use and the scalability of our products, the total cost of ownership of our utility storage platform, and the quality of our customer service and support. The benefits of our products that we emphasize from a competitive perspective include our ability to:

•	Support comprehensive multi-tenancy effectively and with a low total cost of ownership

•	Deliver rapid and autonomic configuration and provisioning of storage volumes

•	Autonomically load balance data on physical disks

•	Minimize the use of pre-allocated, unnecessary storage capacity

•	Efficiently allocate the virtual storage capacity required by an application

•	Scale non-disruptively within a single, tiered storage system

•	Configure our utility storage solutions to target demands for high availability

•	Eliminate the need for array-based professional services engagements

Environmental Concerns

We are committed to reducing both the energy requirements and the environmental impact of storage. For years we have been an industry leader in developing thin, green technologies that promote sustainability by increasing storage efficiency and reducing energy consumption. We also sponsor programs to promote energy efficiency and conservation and are an Endorser of the European Code of Conduct on Data Centres Energy Efficiency.

We are subject to regulations that have been adopted with respect to environmental matters, such as the Waste Electrical and Electronic Equipment, or WEEE, and Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment, or RoHS, regulations adopted by the European Union.

In February 2007, we announced the creation of our Carbon Neutral Storage program, which we have continued to maintain. Through this program, we augment the inherent energy efficiency of our utility storage platform by purchasing carbon offsets for each terabyte of storage capacity sold with our Thin Provisioning software. We purchase our carbon credits through TerraPass, Inc., one of the leading retailers of greenhouse gas reduction programs in the United States. TerraPass funds projects designed to reduce total global carbon dioxide emissions and defines a carbon offset as a certificate representing the reduction of one metric ton (2.205lbs) of carbon dioxide emissions. In 2010, we amended this program to apply only to new system purchases. Customers enrolled in this program since 2007 have accounted for a combined annualized energy savings equivalent to approximately 69.9 million kilowatt-hours and $8.4 million dollars. We believe that our Carbon Neutral Storage program effectively delivers carbon-neutral storage by funding the purchase of carbon credits equivalent to one metric ton of carbon dioxide gas, or CO2, for each terabyte of 3PAR Utility Storage sold with Thin Provisioning.

Intellectual Property and Proprietary Rights

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been issued 32 United States patents, which expire between 2021 and 2027, and we have 12 United States utility patent applications pending. We also have counterparts granted and pending in other jurisdictions around the world. Our registered trademarks in the United States are the “3” design logo, “3PAR,” “InServ,” “InForm,” “InSpire” and “Serving Information.” In Europe, the “3” design logo, “3PAR,” “InServ,” “InSpire,” are registered Community Trade Marks. In Japan, the “3” design logo, “3PAR,” “InServ” and “InSpire” are registered trademarks. If not renewed, our trademarks expire between 2012 and 2016.

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

Backlog

We do not believe that our backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period. In particular, a substantial number of our purchase orders do not include a firm shipment date, and shipments to customers may be delayed for substantial periods based on the customer’s specific needs. Additionally, a significant portion of our revenue comes from orders that are booked, shipped and installed in the same quarter.

Employees

As of March 31, 2010, we had 657 full-time employees consisting of 208 employees in research and development, 238 employees in sales and marketing, 75 employees in general and administration and 136 employees in customer services and manufacturing operations. A total of 87 of these employees were located outside of the United States. None of our employees are represented by labor unions or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our employee relations to be good.

Executive Officers of the Registrant

The following table shows the name, age and position as of May 1, 2010 of each of our executive officers:

Name	Age	Position
David C. Scott	48	President, Chief Executive Officer and Director
Adriel G. Lares	37	Vice President of Finance and Chief Financial Officer
Jeffrey A. Price	49	Chief Technical Officer, System Design, Co-Founder and Director
Ashok Singhal	50	Chief Technical Officer, System Architecture and Co-Founder
Peter Slocum	54	Vice President of Engineering
Randall J. Weigel	50	Vice President of Worldwide Sales
Rusty Walther	51	Vice President of Customer Services
Craig S. Nunes	48	Vice President of Marketing
Stephen F. Crimi	49	Vice President of Business Development and Alliances
Randall T. Gast	48	Vice President of Corporate Operations
Alastair A. Short	53	Vice President, General Counsel and Secretary
Jeannette Robinson	59	Vice President of Human Resources

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

Ashok Singhal is one of our co-founders and served as our chief technical officer from May 1999 until March 2009. In April 2009, Mr. Singhal’s title was changed to chief technical officer, system architecture. From September 1990 to April 1999, Mr. Singhal was a member of the architecture team at Sun Microsystems, Inc. where he served as the chief architect for mid-range servers from 1993 until April 1999. Mr. Singhal holds a BTech degree in Electrical Engineering from the Indian Institute of Technology, Kanpur and an M.S. and a Ph.D. in Computer Science from the University of California at Berkeley.

Peter Slocum has served as our vice president of engineering since May 2009. From January 2006 to August 2007, Mr. Slocum was the vice president of engineering at ViVotech, a privately-held provider of contactless payment software, transaction management systems and readers. From December 2002 to December 2005, Mr. Slocum was the vice president of systems quality assurance and engineering operations at Brocade Communications Systems, a data center networking solutions and services company. Prior to these roles, Mr. Slocum served as vice president of engineering at both Cylink Corporation, a provider of hardware and software security products for mission-critical private networks and business communications over the Internet, and Octel Communications, a provider of voice messaging systems and services. Mr. Slocum holds an M.S. in Computer Science from Georgia Tech and an MBA from the University of California at Berkeley.

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

Rusty Walther has served as our vice president of customer services since September 2009. From May 2009 to September 2009, Mr. Walther served as vice president of customer service and support at Data Domain, an EMC company providing deduplication storage systems. From January 2005 to April 2009, Mr. Walther served as senior vice president of global support at NetApp, a provider of storage and data management solutions. Prior to 2005, Mr. Walther held various senior customer service management positions at ONI Systems, an optical networking manufacturer, AboveNet Communications, a provider of high bandwidth communication solutions, Nortel Networks, a recognized leader in delivering communications capabilities and 3Com, a networking solutions provider. Prior to entering private industry, Mr. Walther spent 16 years in the US Marine Corps and departed government service in 1992 as director of US Marine Corps West Coast data center operations.

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

Corporate Information

We began operations in May 1999 and started commercial shipments of our products in March 2002. We were reincorporated in Delaware in May 2007. Our principal executive offices are located at 4209 Technology Drive, Fremont, California 94538, and our telephone number is (510) 413-5999. Our website address is www.3PAR.com.

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

Risks Related to Our Business and Industry

The general economic downturn and reduced information technology spending could have a continued adverse impact on our revenues, revenue growth rates, and operating results.

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

During the year ended March 31, 2010, we experienced a generally weaker demand environment as capital spending by our customers remained under pressure. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

Changes in financial accounting standards or business practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

As of April 1, 2010, we provide the option to our U.S. customers to have third party service partners to provide installation of our storage systems for them. At the same time, we adopted amended guidance for revenue recognition issued by the Financial Accounting Standards Board, which changes the requirements for establishing separate units of accounting in a multiple element arrangement. Therefore, for all U.S. orders received on or after April 1, 2010, we will primarily recognize revenue upon shipment as opposed to installation under our previous business practice and accounting policy. Under our previous accounting policy, product shipments to direct U.S. customers that had not been installed by us at the period end were recorded as deferred revenue. Consequently, in any given quarter, a substantial portion of our revenue was derived from prior quarters’ shipments that had been deferred due to unperformed installation. For orders received prior to April 1, 2010 under our old business practice, we continue to recognize revenue upon installation. As a result, our revenue may fluctuate unexpectedly during the transition period and our future revenue may significantly differ from our historical result for similar periods. Additionally, since our deferred product revenue is likely to decrease significantly in the future, we may have reduced visibility into our future quarters and forecasting our revenue may be more difficult.

A change in accounting standards or business practices can have a significant impact on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future. Changes to existing accounting rules or our business or accounting practices, such as our change to a software support model in March 2007 or the change in our revenue recognition policy in April 2010, may adversely affect our reported results, cause unexpected financial reporting fluctuations and make comparability between periods less meaningful.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict. If our operating results fall below expectations, the price of our common stock could decline.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Numerous factors may limit our visibility with respect to future business activity, revenues, and operating results, and any forecasts that we may provide, or that securities analysts may publish, of future financial performance will be subject to substantial risks and uncertainties. For example, the general economic downturn has had an adverse effect on our visibility as customers have reevaluated capital spending budgets in light of the adverse economic conditions and their own financial circumstances. The timing of orders and our ability to recognize revenue under generally accepted accounting principles can also influence our visibility with respect to operating results. We typically receive a substantial portion of our orders in the last two weeks of each fiscal quarter, and, many of the orders we receive may include conditions or may not ship or be installed during the quarter in which they are received, in which case we may not be able to recognize revenue for those orders. For example, in the quarter ended June 30, 2009, our revenues were less than the expectations of securities analysts due in part to customer installation delays related to a number of large equipment purchases. These delays precluded us from recognizing revenues with respect to these transactions in the quarter ended June 30, 2009. Finally, some of our orders are conditional upon customer acceptance criteria or successful testing of our products, and orders placed with our resellers by governmental entities may generally be terminated unilaterally or may be subject to additional conditions. As a result, predicting when orders will translate to revenue, and consequently predicting our future operating results, is extremely difficult. In addition, our quarterly and annual expenses as a percentage of our revenue may be significantly different from our historical or projected rates, and our operating results in future quarters may fall below expectations.

In any quarter, a substantial portion of our revenue may be largely attributable to orders from a limited number of customers, which can result in our recognizing a substantial amount of revenue without a corresponding increase in operating expenses. Although in fiscal year 2010, 2009 and 2008, no customer represented 10% or more of our total revenue, in the first and third quarter of fiscal 2010, first and fourth quarters of fiscal 2009 and the first quarter of fiscal 2008, 10%, 12%, 20%, 12% and 25% of our revenue, respectively, was attributable to sales to single customers. For these reasons, comparing our operating results, particularly our gross profit results, on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

•

aggressive pricing tactics by our competitors could adversely affect our operating results because we may offer our products at a discount to win new business and maintain existing customers, which could decrease our gross margins;

•

the length of time between our receipt of orders and the recognition of revenue from those orders, which can be several quarters because orders may not ship or install until several months later or contain terms that do not permit us to recognize revenue until certain conditions have been satisfied;

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

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2010, 2009 and 2008, our net losses were $3.2 million, $959,000 and $10.1 million, respectively. As of March 31, 2010 and 2009, our accumulated deficit was $178.1 million and $174.9 million, respectively. During fiscal 2011, we expect to incur an increase in our expenditures in connection with our recent international expansion and the discontinuance of certain cost control measures that we instituted during fiscal 2010. Additionally, we will continue to invest in our research and development, sales and customer services organizations. As a result of these increased expenditures, we will be required to increase our revenue in order to achieve profitability. If we fail to increase revenues and manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

We intend to continue focusing on revenue growth and increasing market penetration and international presence at the expense of profitability by re-investing heavily in our operations.

Our chosen strategy is to increase our investments in our marketing, services and sales operations and to continue investing significantly in research and development at the expense of profitability. We believe our decision to continue investing heavily in these operations will be critical to our revenue growth. Accordingly, we anticipate that our operating costs and expenses will increase substantially for the foreseeable future. However, we cannot be assured that this strategy will result in any revenue growth. Even if we achieve significant revenue growth, we may continue to experience net losses and operating losses, similar to those we have incurred historically. Additionally, as long as we pursue this strategy, we may not achieve profitability again or, if achieved, we may not be able to sustain profitability.

We face significant competition from a number of established companies, which have offered and may continue to offer substantial pricing discounts and pursue other aggressive competitive tactics in order to attract and maintain customers.

We face intense competition from a number of established companies that seek to provide storage solutions similar to our utility storage solution. Currently, these competitors include EMC, Hitachi, IBM, NetApp, HP, Oracle, and Dell. All of these competitors, as well as other potential competitors, have longer operating histories, significantly greater resources, more employees, better name recognition, a larger base of customers and more established customer relations than we have. Consequently, some of these companies have substantial control and influence regarding the acceptance of a particular industry standard or competing technology.

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

We also have many competitors that have developed competing technologies. For example, some of our competitors have developed a storage technology that directly competes with our utility storage solution, including our 3PAR Thin Provisioning software application. We expect our competitors to continue to improve the performance of their current products, reduce their prices and introduce new services and technologies that may offer greater performance and improved pricing compared to our products, any of which could harm our business. In addition, our competitors may develop enhancements to, or future generations of, competitive products that may render our services or technologies obsolete or uncompetitive. These and other competitive pressures may prevent us from competing successfully against current or future competitors.

Many of our established competitors have long-standing relationships with key decision makers at many of our current and prospective customers. As a result, we may not be able to compete effectively and maintain or increase our market share.

Many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from purchasing our products. In particular, when competing against us, we expect our competitors to emphasize the importance of data storage retention, the high cost of data storage failure and the perceived risks of relying on products from a company with a shorter operating history and less predictable operating results. Additionally, most of our prospective customers have existing storage systems manufactured by our competitors. This gives an incumbent competitor an advantage in retaining the customer because the incumbent competitor already understands the customer’s network infrastructure, user demands and information technology needs. These factors may cause our current or prospective customers to be unwilling to purchase our products and instead to purchase the products of our better-known and more established competitors. In the event that we are unable to successfully sell our products to new customers, persuade customers of our competitors to purchase our products instead, or prevent our competitors from persuading our customers to purchase our competitors’ products, we may not be able to maintain or increase our market share. This would have a negative impact on our future operating results.

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

We purchase sophisticated components from a limited number of qualified suppliers. We purchase our disk drives from Hitachi, Xyratex or Seagate, our power supplies from Power-One, and ASICs for our controller nodes from Renesas. Initially, suppliers of our disk drives, power supplies and ASICs require up to several months to qualify through a lengthy testing process and a substantial amount of work to enable interoperability with our products. In the event that it became necessary for us to find another supplier of these or any of the other components of our products, for any reason, including financial difficulties of suppliers arising from the global recession, the time required to transition to the new supplier could take up to 12 months, due to the lengthy qualification and technology development process.

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

We rely principally on two contract manufacturers to assemble the disk chassis and controller nodes for each of our InServ Storage Server products, manage our supply chain and, alone or together with us, negotiate component costs. Specifically, we rely on AsteelFlash, to assemble our controller nodes and on AsteelFlash and Xyratex to assemble our disk chassis. Our reliance on our contract manufacturers for these disk chassis and controller nodes reduces our control over the assembly process, quality assurance, production costs and product supply. If we fail to manage our relationship with our contract manufacturers or if either of our contract manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. If we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

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

As we grow our business, our ability to provide effective customer support and services will continue to be largely dependent on our ability to attract, train and retain qualified direct customer service personnel and our ability to maintain and grow our network of authorized service providers. As we look to improve our ability to deliver customer services effectively and efficiently, we recently formed a subsidiary in India, based in Bangalore, where we employ direct customer service personnel to deliver customer support and services. Additionally, as we continue to expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English, as well as identifying, training, and certifying international authorized service providers to support products we may deploy in geographical areas in which we may not currently have authorized service providers.

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

Our future success is highly dependent upon our ability to establish and maintain successful relationships with a variety of channel partners, resellers and authorized service providers in markets where we do not have a direct sales force or direct customer service personnel. We currently have a direct sales force in the United States, Canada, the United Kingdom, Germany, France, Korea, Australia, China, Singapore and Japan, although we rely heavily on our channel partners in Japan. In other markets, we rely and expect to continue to rely on establishing relationships with channel partners, resellers and authorized service providers. Our ability to maintain or grow our international revenue will depend, in part, on our ability to manage and expand our network of channel partners, resellers and authorized service providers internationally. Whereas, channel partners and resellers engage in the sale of products, in addition to their sales activities, our channel partners also provide installation, post-sale service and support on our behalf in their local markets. We also have agreements with authorized service providers that, although they do not sell our products, deliver and install our products, as well as provide post-sale customer service and support, on our behalf in their local markets. In markets where we rely on channel partners, resellers and authorized service providers, we have less contact with our customers and less control over the sales process and the quality and responsiveness of our channel partners, resellers and authorized service partners. As a result, it may be more difficult for us to ensure the proper delivery and installation of our products or the quality or responsiveness of the support and services being offered. Any failure on our part to effectively identify and train our channel partners, resellers and authorized service providers and to monitor their sales activity as well as the customer support and services being provided to our customers in their local markets could harm our business, operating results and financial condition.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2010, our number of employees increased from 591 to 657 and in fiscal 2009 from 451 to 591. We have also expanded the geographic scope of our business, including the establishment of research and development operations in Northern Ireland in fiscal 2008, a sales office in Singapore in fiscal 2009, new sales operations in Australia, China, France and Korea and a sales and customer services center in India in fiscal 2010. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with channel partners, resellers and authorized service providers in select international markets. Continued growth in the size and scope of our business operations will require substantial management attention. For example, our management will have to increasingly dedicate its time and attention to oversee our efforts to recruit, integrate and retain highly-skilled personnel to join our growing internal departments; to manage a growing and dispersed geography to support the expansion of our research and development, sales and customer support organizations; and to expand and improve our information technology infrastructure and network of facilities to support a growing employee and customer base. In addition, our management will have to enhance and improve company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization and comply with applicable U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2010, 2009 and 2008 we derived 20%, 16% and 17% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, Australia, Canada, China, France, Germany, Japan, Korea, and Singapore and the United Kingdom and agreements with third-party resellers or channel partners in Belgium, France, China, Czech Republic, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, The Netherlands, Norway, Poland, Spain, the United Kingdom, Singapore, South Africa and Taiwan. In addition, we have international subsidiaries in Australia, Germany, Hong Kong, India, Japan, Singapore and the United Kingdom. We expect to continue to hire additional sales personnel and expand our network of channel partners and resellers internationally and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

Developing our products is expensive. In fiscal 2010, 2009 and 2008 our research and development expenses were $47.6 million, or 24% of our total revenue, $46.3 million, or 25% of our total revenue, and $34.1 million, or 29% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

If flaws in the design, production, assembly or testing of our products or our suppliers’ components were to occur, we could experience a rate of failure in our products that would result in substantial repair, replacement or service costs and potential damage to our reputation. Continued improvement in manufacturing capabilities, control of material and manufacturing quality and costs and product testing are critical factors in our future growth. We cannot assure you that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs or potential damage to our reputation, any of which could harm our business, operating results and financial condition.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and New York Stock Exchange, or NYSE, have imposed various new requirements on public companies, including requiring changes in corporate governance practices, and may continue to impose new or modified requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly.

In addition, Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, may not reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management time on compliance-related issues.

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

At April 30, 2010, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 38% of our outstanding common stock. In addition, a former affiliate of one of our directors beneficially owns approximately 8% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We lease approximately 263,000 square feet of office space in Fremont, California pursuant to leases that expire in 2012 and 2014. We also maintain domestic sales offices in New York, Chicago, Maryland, Florida, Georgia and Texas, and international sales offices in the United Kingdom, Germany, India, Netherlands, Singapore, Korea, China and Japan. We lease office space for research and development in Northern Ireland and Washington. We believe that our facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock was listed on NYSE Arca under the symbol “PAR” from our initial public offering, or IPO, On November 16, 2007 until December 11, 2008 when the listing of our common stock was transferred to the New York Stock Exchange, or NYSE, under the same symbol.

The following table sets forth for the indicated periods the high and low intra-day prices of our common stock as reported by NYSE Arca (until December 10, 2008) and NYSE (since December 11, 2008).

	High	Low
2010
Fourth Quarter	$13.67	$9.00
Third Quarter	$12.46	$8.99
Second Quarter	$12.98	$8.37
First Quarter	$12.80	$6.43
2009
Fourth Quarter	$9.29	$5.93
Third Quarter	$8.75	$4.25
Second Quarter	$11.14	$5.21
First Quarter	$11.45	$6.02

As of May 28, 2010 the number of stockholders of record of our common stock was 161.

Stock Performance Graph

The graph set forth below shows a comparison of the cumulative total stockholder return on our common stock between November 16, 2007 (the date of our IPO) and March 31, 2010, with the cumulative total return of (i) the NYSE Arca Tech 100 Index and (ii) the NYSE Composite Index, over the same period. This graph assumes the investment of $100 on November 16, 2007 in our common stock, the NYSE Arca Tech 100 Index and the NYSE Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on November 16, 2007 was the closing sales price of $15.75 per share. The stockholder return shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. Information used in the graph was obtained from NYSE MarkeTrac®, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	11/16/2007	3/31/2008	3/31/2009	3/31/2010
3PAR	100.00	43.68	41.71	63.49
NYSE Composite	100.00	90.68	51.58	76.77
NYSE Arca Tech 100	100.00	88.36	64.45	97.46

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by us during the fourth quarter of fiscal 2010.

We have an ongoing authorization from our board of directors to repurchase up to $10.0 million in shares of our common stock in the open market. As of March 31, 2010, $8.5 million remained available for repurchase under the existing repurchase authorization. We did not make any common stock repurchases under our authorized plan during the fourth quarter of fiscal 2010.

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

	Years Ended March 31,
	2010 (2)(3)	2009 (2)(3)	2008 (2)(3)	2007 (2)(3)	2006
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue:
Product	$168,033	$168,389	$111,683	$64,977	$37,876
Support	26,251	16,332	6,335	1,191	308

Total revenue	194,284	184,721	118,018	66,168	38,184

Cost of revenue:
Product	60,045	59,601	39,439	23,644	15,617
Support	7,838	5,165	1,545	228	104

Total cost of revenue (1)	67,883	64,766	40,984	23,872	15,721

Gross profit	126,401	119,955	77,034	42,296	22,463
Operating expenses:
Research and development (1)	47,555	46,345	34,071	24,519	18,459
Sales and marketing (1)	66,224	60,314	45,283	28,096	16,602
General and administrative (1)	15,955	15,318	9,676	6,104	3,390

Total operating expenses	129,734	121,977	89,030	58,719	38,451

Loss from operations	(3,333)	(2,022)	(11,996)	(16,423)	(15,988)
Other income (expense), net	403	1,280	2,058	1,010	(241)

Loss before provision for income taxes	(2,930)	(742)	(9,938)	(15,413)	(16,229)
Provision for income taxes	(254)	(217)	(158)	(72)	(23)

Net loss	$(3,184)	$(959)	$(10,096)	$(15,485)	$(16,252)

Net loss per common share basic and diluted	$(0.05)	$(0.02)	$(0.30)	$(0.87)	$(1.01)

Shares used to compute basic and diluted net loss per common share	61,756	60,627	34,141	17,746	16,101

(1) Includes stock-based compensation as follows:

Cost of revenue	392	267	188	160	96
Research and development	3,050	2,173	1,262	591	692
Sales and marketing	3,541	2,850	1,397	439	403
General and administrative	2,403	1,384	777	577	730

(2)	Effective April 1, 2006, we adopted the fair value recognition provisions for our stock-based compensation using the prospective transition method, which requires the application of fair value only to share-based payment awards granted, modified, repurchased or cancelled on or after the adoption date. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after March 31, 2006.

(3)	We implemented a software support model in March 2007 and beginning with the first quarter of fiscal 2008 we recognize post-contract-support, or PCS, revenue as support revenue. Because we did not have vendor specific objective evidence, or VSOE, of fair value of PCS in March 2007, we deferred $6.3 million revenue from product sales that were bundled with software support in the month of March 2007. We recognized that revenue as product revenue on a ratable basis over the term of the software support period until we established VSOE of fair value of PCS for these March 2007 transactions in first quarter of 2009 based on renewal rates for separate sales of PCS to other customers. Of the $6.3 million deferred revenue, we recognized $300,000, $2.8 million and $3.2 million, in fiscal 2010, 2009 and 2008 respectively.

	As of March 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$111,306	$103,807	$115,643	$34,710	$37,273
Working capital	126,350	112,818	111,143	26,356	41,035
Total assets	212,298	192,819	189,834	78,561	60,748
Long-term portion of notes payable	—	—	—	860	2,462
Redeemable convertible preferred stock	—	—	—	94,343	94,343
Common stock and additional paid-in capital	315,368	299,506	290,619	95,493	94,904
Total stockholders’ equity (deficit)	137,230	124,529	116,400	(69,270)	(55,687)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth under “Item 8. Financial Statements and Supplementary Data.” In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements include, among other things, statements concerning our expectations regarding:

•	the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	our ability to successfully transition to offshore centers;

•	fluctuations in our gross margins;

•	the effect of recent accounting pronouncements on our financial position, results of operations, and cash flows;

•	our future stock-based compensation charges;

•	our foreign exchange risk and our practices related to hedging those risks;

•	our future uncertain tax positions;

•	the potential impact of our storage solution on the total lifetime cost of storage for our customers;

•	the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	our future capital expenditures, including investments in our infrastructure and in test and development equipment to support our research and development efforts;

•	the availability of individuals with the specific skills required for key positions, as well as our ability to attract, hire and retain sales employees and key personnel;

•	our hiring of sales and other key personnel and the impact such hiring may have on our business, growth and competitive position;

•	the future yield on our investment portfolio;

•	the sufficiency of our existing cash balances to meet our future capital requirements;

•	our ability to introduce new products;

•	the materiality of our exposure related to contractual guarantees and indemnities;

•	the materiality of the exposure of our cash equivalents to changes in value and the projected value of our investment portfolio;

•	future changes in competitive practices and landscape in our industry;

•	our future reliance on establishing relationships with resellers and authorized service providers to sell, service and support our products in select markets;

•	our continued investments in international markets and our expansion strategies in those markets;

•	the contribution of international sales as a percentage of our total revenue on an annual basis;

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

Overview

We are the leading global provider of utility storage systems for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities. Utility storage is a category of data storage systems built for utility computing, an emerging approach to information technology, or IT, architecture that enables organizations to build virtual datacenters to support cloud computing service delivery models. As organizations move away from the use of physically dedicated resources to a lower-cost shared model, we help organizations build infrastructures that support the delivery of cloud-based services both internally, and at the scale required by service providers that make a business of selling such services to their external customers. The category of utility storage exists as a segment of the larger global market for Fibre Channel and iSCSI open storage area networks, where we compete with larger and more established companies.

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

We have experienced a history of net losses in each fiscal year since our inception as we have invested significantly in our product development, customer services and sales and marketing organizations to support the growth of our business. While we plan to continue focusing on constraining discretionary operating expenses, we plan to continue to invest heavily into our sales, customer service, and engineering organizations, which could limit our ability to generate profitability. We believe this strategy will better position us in the market to achieve substantial, long-term growth and market share in our business.

In the United States, United Kingdom and Germany we sell our products primarily through direct sales forces located in those territories. Additionally, we have recently started sales operations in Australia, France, India, China, Korea and Singapore. Although we have a direct sales office in Japan, we have sold our products indirectly through channel partners and resellers in Asia and selected European markets. Sales in North America represented 80%, 84% and 83%, of our total revenue in fiscal 2010, 2009 and 2008, respectively. We expect that revenue from direct sales, in particular from sales in North America, will continue to contribute a substantial majority of our revenue for the foreseeable future, although it could decrease as a percentage of our total revenue as we expand our international sales through resellers and channel partners. Consequently, we plan to continue to add direct sales personnel in the United States, as well as expand our network of channel partners and resellers internationally, which we believe will be necessary to substantially increase our revenue.

Over the past few years, our revenue growth has been driven primarily by increased sales to existing customers. Revenue from repeat business comprised 87%, 82% and 79% of our total revenue in fiscal 2010, 2009 and 2008, respectively. Our customers often follow an initial storage system purchase with subsequent expansion of capacity or additional system purchases within the life cycle of such deployed systems after they have had an opportunity to realize the benefits from its simple usability, efficient performance and scalable architecture. Our revenue growth is also attributable to the expansion of our customer base. Early in our history, our revenue was concentrated with a few customers. While our customer concentration has decreased significantly over the years on an annual basis, we continue to experience variation in customer concentration on a quarterly basis. For example, in the first and third quarters of fiscal 2010 and the first and fourth quarters of fiscal 2009 and the first quarter of fiscal 2008, 10%, 12%, 20%, 12% and 25% of our revenue was attributable to sales to single customers in those periods, respectively.

A typical initial order requires three to six months of selling effort as we educate prospective customers about the technical merits and capabilities and potential cost savings of our products as compared to our competitors’ solutions. Repeat orders are usually less time-consuming. We generally receive a substantial portion of our orders late in the quarter and the time from order to shipment and revenue recognition can vary substantially. Operational factors affecting the timing of revenue recognition include the time required to build the system to the customer’s configuration requirements, the availability of customer personnel who may want to oversee receipt or installation of our products and the readiness of the customer’s physical site with required power, cooling and information technology infrastructure. As of April 1, 2010, we provide the option to our U.S. customers to have third party service partners to provide installation of our storage systems for them. At the same, we adopted amended guidance for revenue recognition issued by the Financial Accounting Standards Board, which changes the requirement for establishing separate units of accounting in a multiple element arrangement. Therefore, for all U.S. orders received on or after April 1, 2010, we will primarily recognize revenue upon shipment as opposed to installation under our previous business practice and accounting policy. For orders received prior to April 1, 2010 under our old business practice, we continue to recognize revenue upon installation. While, the readiness of the customer’s physical site will no longer substantially affect our revenue recognition for domestic orders, our revenue may fluctuate unexpectedly during the transition period. Additionally, since our deferred product revenue is likely to decrease significantly in the future, we may have reduced visibility into our future quarters and forecasting our revenue may be more difficult. For new customers, other factors such as meeting technical performance specifications and negotiating contract terms and conditions also affect timing of shipment and revenue recognition.

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

Revenue, Cost of Revenue and Operating Expense

Revenue

We derive our revenue from sales of our InServ Storage Servers, licenses of our InForm Suite and other software applications and related support. Prior to fiscal year 2008, we typically sold our products with a three-year basic hardware and software warranty. Since, the software warranty was limited to bug fixes for any non-conforming software products, we changed from a software warranty model to a software support model in anticipation of evolving customer requirements for software support in March 2007. Under the software support model, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period, which is generally for one or three years. Support revenue also includes our extended and uplift hardware warranties. Our uplift hardware warranty offers faster service response time than our basic hardware warranty. As a result of the growth in the installed base of our utility storage solutions, we expect our support revenue to increase in future periods.

We market and sell our products and support services primarily through our direct sales force but we also sell indirectly through resellers and channel partners. We maintain sales operations in the United States, Canada, the United Kingdom, Germany, France, Japan, India, Australia, China and Singapore. Our channel partners and resellers primarily sell our products in markets, including non-English speaking countries, where we do not have a significant direct sales presence. Additionally, we rely largely on resellers to sell our products to public sector accounts in the United States, including federal and state government entities.

Cost of Revenue

We utilize third parties to manufacture subcomponents of our products, which are then shipped to our Fremont, California operations facility for final assembly and testing prior to customer shipment. Cost of product revenue consists primarily of component hardware cost, manufacturing overhead, shipping and logistics costs, writedowns for inventory excess and obsolescence and estimated warranty obligations for our basic 3-year warranty.

Cost of support revenue consists of spare parts, personnel costs associated with our internal support organization and outside vendor costs to complement our internal support resources to provide uplift and extended hardware warranties as well as software support. As a result of the expansion of our installed base, we expect our cost of support revenue to increase in future periods.

Gross Margin

Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Product mix and system configurations affect our gross margin because our software and support margins are higher than our hardware margins. Larger systems tend to have greater software and support components and thereby result in a higher margin. Our gross margin tends to be higher for direct sales than for indirect sales because we generally sell our products to resellers at a higher discount. Our gross margin has fluctuated in the past, and we expect it will continue to fluctuate in the future primarily as a result of variety of factors, including:

•	product mix and average selling prices;

•	pricing pressures in response to our competitors’ discounting practices;

•	writedowns for inventory excess and obsolescence;

•	growth in the headcount and other related costs incurred in our manufacturing and customer service organizations.

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 451 employees at March 31, 2008 to 591 employees at March 31, 2009 and to 657 at March 31, 2010. During fiscal 2011, we expect to incur an increase in our operating expenses due to our recent international expansion and the discontinuance of certain cost control measures that we instituted during fiscal 2010. Additionally, we plan to invest in our research and development, sales and customer services organizations to reignite growth.

Research and Development Expense

Research and development expense consists primarily of personnel cost, prototype expense, consulting services and facilities cost associated with personnel. Consulting services generally consist of contracted engineering consulting for specific projects. We recognize research and development expense when incurred. We expect to continue to devote substantial resources to the development of our products. We believe that these investments are necessary to maintain and improve our competitive position. In particular, we anticipate that we will hire additional engineering personnel in future periods. The timing of our hiring additional personnel could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel cost, sales commission, marketing programs and facilities cost associated with sales and marketing and certain customer service and support activities not associated with cost of support revenue. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel we employ. Our sales personnel require approximately six months to become productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue and may never result in increased revenue. The timing of our hiring new sales personnel and the rate at which they generate incremental revenue could therefore affect our future financial performance.

General and Administrative Expense

General and administrative expense consists primarily of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as fees for professional services. Professional services consist of fees for outside legal, audit and compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances and short-term investments, accretion of discount or amortization of premium on short-term investments, interest expense on outstanding debt and borrowings under our revolving line of credit and realized and unrealized foreign currency transaction gains and losses. If we are successful in growing our international sales we may be subject to increased currency conversion risks because a larger portion of our sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities and commercial paper.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition, stock-based compensation, inventory valuation, warranty provision, allowances for doubtful accounts and income taxes.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Our fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. Our sales arrangements with end customers, channel partners and resellers do not include rights of return or rebates and to date, product returns have been negligible. We assess our ability to collect from our customers based on a number of factors, including creditworthiness of the customer and past transaction history.

Our sales are comprised of multiple elements, which include hardware, software and post-contract customer support, or PCS. We allocate revenue to the delivered elements of the sale, typically hardware and software, using the residual method. Under the residual method, we defer revenue from the sale equivalent to the vendor specific objective evidence, or VSOE, of the fair value of PCS and apply any discounts to the delivered elements. We recognize the deferred PCS revenue as support revenue on a straight-line basis over the support period, which is primarily one year. VSOE of fair value for PCS is established based on the sales price that we charge when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the PCS is delivered.

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

As of April 1, 2010, we adopted Accounting Standard Update, or ASU, No. 2009-13 on Topic 605, “Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” and ASU No. 2009-14 on Topic 985, “Software—Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force”. See Note 1 of “Notes to Consolidated Financial Statements” for description of the new accounting policies.

Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation, using the prospective transition method, which requires us to determine fair value only to awards granted, modified, repurchased or cancelled after the adoption date of April 1, 2006. We use the Black-Scholes option pricing model to determine the fair value of stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite vesting periods on a straight-line basis in our consolidated statements of operations and the expense has been reduced for estimated forfeitures. We calculate the estimated forfeiture rate at the time of the grant based on historical trends. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly. As of March 31, 2010, there was $17.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

Warranty Provision

We provide for future warranty costs such as spare parts, labor and overhead upon revenue recognition. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. The warranties are generally for three years from the date of installation of equipment. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. Should actual product failures and warranty claims differ significantly from our historical experience, our warranty liability will have to be adjusted, and our gross margin could be adversely affected.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on our historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, the aging of the accounts receivable, our historical write-offs, the credit worthiness of each customer, specific collection issues we have identified with any particular customer and general economic conditions. We monitor and analyze the accuracy of our allowance for doubtful accounts estimate by reviewing past collectibility and adjusting it for future expectations to determine the adequacy of our allowance. In the event we were to experience unanticipated collections issues, it could have an adverse affect on our operating results in future periods. As of March 31, 2010, our allowance for doubtful accounts amounted to $2.2 million.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We recognize deferred tax assets for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of our deferred tax assets is dependent upon our generation of future taxable income during the periods in which those temporary differences become deductible or the net operating loss carryforwards may be utilized. To the extent that we cannot recognize a deferred tax asset under the preceding criteria, we establish a valuation allowance against the gross deferred tax assets. Based on the available objective evidence, including the fact that we have generated losses since inception, management believes that it is more likely than not that our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against our U.S. deferred tax assets at March 31, 2010 and 2009. We did not record a valuation allowance against our U.K deferred tax assets at March 31, 2010, as it is more likely than not that a tax benefit for the deferred assets will be recognized based upon recent and forecasted earnings.

We recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. As of March 31, 2010, we had $3.2 million of unrecognized tax benefits, none of which would affect our income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

Results of Operations

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Types of Revenue:
Product	$168,033	$168,389	$(356)	0%	$168,389	$111,683	$56,706	51%
As % of total revenue	86.5%	91.2%			91.2%	94.6%
Support	26,251	16,332	9,919	61%	16,332	6,335	9,997	158%
As % of total revenue	13.5%	8.8%			8.8%	5.4%

Total revenue	$194,284	$184,721	$9,563	5%	$184,721	$118,018	$66,703	57%

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Revenue by geography:
United States	$154,732	$155,740	$(1,008)	-1%	$155,740	$98,329	$57,411	58%
As % of total revenue	79.6%	84.3%			84.3%	83.3%
International	39,552	28,981	10,571	36%	28,981	19,689	9,292	47%
As % of total revenue	20.4%	15.7%			15.7%	16.7%

Total revenue	$194,284	$184,721	$9,563	5%	$184,721	$118,018	$66,703	57%

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Revenue by Sales Channel:
Direct	$127,548	$134,781	$(7,233)	-5%	$134,781	$85,641	$49,140	57%
As % of total revenue	65.7%	73.0%			73.0%	72.6%
Indirect	66,736	49,940	16,796	34%	49,940	32,377	17,563	54%
As % of total revenue	34.3%	27.0%			27.0%	27.4%

Total revenue	$194,284	$184,721	$9,563	5%	$184,721	$118,018	$66,703	57%

Our product revenue remained relatively flat during fiscal 2010 when compared to fiscal 2009. While we experienced some pricing pressures and sold our systems to fewer new customers with a slight decrease in average transaction size in fiscal 2010 when compared to fiscal 2009, we were able to offset these declines in revenue with increased revenue from existing customers purchasing systems with generally higher storage capacity and software content. Product revenue from existing customers represented 85% of total product revenue in fiscal 2010 as compared to 81% of total product revenue in fiscal 2009. In fiscal 2010, we increased the number of sales and marketing personnel to 238 at March 31, 2010 from 206 at March 31, 2009 and expanded our international presence by starting sales operations in Australia, China, France and India.

The $56.7 million increase in product revenue in fiscal 2009 when compared to fiscal 2008 was principally due to an increase in repeat sales to existing customers and the expansion of our customer base and product line. Revenue from our existing customers represented 81% of product revenue in fiscal 2009 as compared to 78% of product revenue in fiscal 2008. We increased the number of our sales and marketing personnel to 206 at March 31, 2009, from 157 at March 31, 2008, which contributed to our ability to expand our customer base.

As a result of the implementation of our software support model in March 2007, beginning with the first quarter of fiscal 2008, we recognize PCS revenue as support revenue. Because we did not have VSOE of fair value of PCS in March 2007, we deferred $6.3 million revenue from product sales that were bundled with software support in the month of March 2007. We were recognizing that revenue as product revenue on a ratable basis over the term of the software support period until we established VSOE of fair value of PCS for these March 2007 transactions in the first fiscal quarter of 2009 based on renewal rates for separate sales of PCS to other customers. Of the $6.3 million deferred revenue, we recognized $2.8 million and $3.2 million as product revenue in fiscal 2009 and 2008 respectively. The remaining $300,000 deferred revenue was recognized as support revenue in fiscal 2010.

Support revenue increased by $9.9 million, or 61%, to $26.3 million in fiscal 2010 from $16.3 million in fiscal 2009 and by $10.0 million, or 158%, in fiscal 2009 from $6.3 million in fiscal 2008. The increases in support revenue in fiscal 2010 and 2009 are primarily attributable to the growth in the installed base of our storage solutions, which resulted in a higher number of initial PCS, extended and uplift warranty contracts and PCS renewals from existing customers. While it is part of our strategy to enhance our support offerings, the current rate of growth is not indicative of our future performance.

In fiscal 2010 we derived 66% of our total revenue from direct sales to customers compared to 73% in fiscal 2009 and 2008 while indirect sales represented 34% of total revenue in fiscal 2010 and 27% of total revenue in fiscal 2009 and 2008. The increase in indirect sales as a percentage of total revenue in fiscal 2010 compared to fiscal 2009 and 2008 is mainly related to increased sales to the United States government agencies as well as in non-English speaking markets where the sale of our products is conducted primarily through resellers and channel partners. We continued our focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. During fiscal 2010, we increased the number of our direct sales personnel to 216 at March 31, 2010 from 189 at March 31, 2009 and 140 at March 31, 2008.

We generated 20% of our total revenue in fiscal 2010 from shipments to international locations compared to 16% in fiscal 2009 and 17% in fiscal 2008. The increase in the international revenue during fiscal 2010 compared to fiscal 2009 is mainly due to higher sales in Europe during the fiscal year. While we have expanded our international presence and customer base during fiscal 2010, the level of revenue attributable to any one country or region may vary from period to period. However, in light of our recent international sales office openings, in particular in the Asia-Pacific region, we expect that our international revenue will grow at a faster rate than our domestic revenue.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost of revenue source for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Cost of product revenue	$60,045	$59,601	$444	1%	$59,601	$39,439	$20,162	51%
As % of product revenue	35.7%	35.4%			35.4%	35.3%
Cost of support revenue	7,838	5,165	2,673	52%	5,165	1,545	3,620	234%
As % of support revenue	29.9%	31.6%			31.6%	24.4%

Total cost of revenue	67,883	64,766	3,117	5%	64,766	40,984	23,782	58%

Gross profit	$126,401	$119,955	$6,446	5%	$119,955	$77,034	$42,921	56%
Gross margin	65.1%	64.9%			64.9%	65.3%

In fiscal 2010, cost of product revenue increased by $444,000, or 1%, to $60.0 million from $59.6 million in fiscal 2009 while the product revenue stayed relatively flat in fiscal 2010 when compared to fiscal 2009. The slight deterioration in product margin and increase in cost of product revenue is primarily due to pricing pressures and increased component hardware costs as a result of higher storage capacity of the systems we sold during fiscal 2010, offset by higher software content included in the systems sold with no associated cost. In fiscal 2009, cost of product revenue increased by $20.2 million, or 51%, from $39.4 million in fiscal 2008 to $59.6 million in fiscal 2009, which is consistent with the 51% increase in our product revenue in fiscal 2009.

Although our product gross margin has remained relatively flat over the past three years, we expect it will fluctuate in the future due to incremental pricing pressures, timing of received orders, the product mix and the performance of the US dollar relative to foreign currencies.

The increase in cost of support revenue in fiscal 2010 and 2009 when compared to fiscal 2008 is primarily due to increased salaries, employee benefits and stock-based compensation expense related to growth in our internal customer service support headcount to 97 employees at March 31, 2010 from 78 employees at March 31, 2009 and from 57 employees at March 31, 2008 and increased charges paid to our third-party service vendors to support the growth in our installed base as well as an increased number of uplift and extended warranties.

Research and Development

The following table presents period over period comparisons of our research and development expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Research and development	$47,555	$46,345	$1,210	3%	$46,345	$34,071	$12,274	36%
As % of total revenue	24%	25%			25%	29%

The increase in research and development expense in fiscal 2010 when compared to 2009 was primarily due to a $2.3 million higher depreciation expense as a result of our continued investments into capital equipment required by our engineering activities and an increase in research and development personnel to 208 employees at March 31, 2010 from 204 employees at March 31, 2009, resulting in a $1.3 million increase in salaries, employee benefits and stock-based compensation expense. These expense increases were offset by $2.5 million lower research and development equipment and prototype expense during fiscal 2010 when compared to fiscal 2009. The decrease in research and development expense as a percentage of total revenue during fiscal 2010 when compared to fiscal 2009 is attributable to the cost control measures we implemented during fiscal 2010. As a result, our total revenue grew at a higher rate than our research and development expense.

The increase in research and development expense in fiscal 2009 when compared to fiscal 2008 was primarily due to an increase in research and development personnel to 204 employees at March 31, 2009 from 169 employees at March 31, 2008, resulting in a $9.3 million increase in salaries, employee benefits and stock-based compensation expense and a $2.2 million increase in allocated corporate infrastructure costs. The depreciation expense increased $1.4 million in fiscal 2009 when compared to fiscal 2008.

We expect research and development expense to increase on an absolute dollar basis for the foreseeable future as we increase the number of our engineering personnel and continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Sales and marketing	$66,224	$60,314	$5,910	10%	$60,314	$45,283	$15,031	33%
As % of total revenue	34%	33%			33%	38%

The increase in sales and marketing expense in fiscal 2010 when compared to 2009 was primarily due to an increase in sales and marketing personnel to 238 employees at March 31, 2010 from 206 employees at March 31, 2009, resulting in a net $4.0 million increase in salaries, commission, employee benefits and stock-based compensation expense. The majority of the remaining increase in sales and marketing expense related to $730,000 higher presales customer support expense and $580,000 higher marketing expenses. Our sales and marketing expense increased slightly as a percentage of total revenue during fiscal 2010 despite the discretionary spending cuts that were implemented during fiscal 2010. Our sales personnel are not immediately productive and therefore the increase in sales and marketing expense we incur when we add new sales representatives is not immediately offset by increased revenue. As a result, our sales and marketing expense grew at a higher rate than our total revenue.

The increase in sales and marketing expense in fiscal 2009 when compared to 2008 was primarily due to an increase in sales and marketing personnel to 206 employees at March 31, 2009 from 157 employees at March 31, 2008, resulting in a $11.7 million increase in salaries, commission, employee benefits and stock-based compensation expense, $3.0 million increase in allocated corporate infrastructure costs and $1.6 million increase in travel expense. These increases were offset in part by a decrease in expenses related to presales customer service.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
General and administrative	$15,955	$15,318	$637	4%	$15,318	$9,676	$5,642	58%
As % of total revenue	8%	8%			8%	8%

The increase in general and administrative expense in fiscal 2010 when compared to 2009 was primarily due to an increase in our general and administrative personnel to 75 employees at March 31, 2010 from 69 employees at March 31, 2009, resulting in a net $670,000 increase in salaries, employee benefits and stock-based compensation expense.

The increase in general and administrative expense in fiscal 2009 when compared to 2008 was primarily due to an increase in our general and administrative personnel to 69 employees at March 31, 2009 from 44 employees at March 31, 2008, resulting in a $2.5 million increase in salaries, employee benefits and stock-based compensation expense and $690,000 higher allocated corporate infrastructure costs. The majority of the remaining increase related to $670,000 higher professional services and $1.0 million increase in bad debt expense attributable to higher write-offs in fiscal 2009 compared to fiscal 2008, the aging of certain receivables and the general economic downturn, which impacted adversely certain of our customers’ ability to meet their payment obligations to us.

Other Income (Expense), net

The following table presents period over period comparisons of our other income, net for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Other income (expense), net:
Interest income	$551	$2,341	$(1,790)	-76%	$2,341	$2,878	$(537)	-19%
Interest expense	—	(185)	185	-100%	(185)	(958)	773	-81%
Other, net	(148)	(876)	728	-83%	(876)	138	(1,014)	-735%

Total other income, net:	$403	$1,280	$(877)	-69%	$1,280	$2,058	$(778)	-38%

Other income, net decreased in fiscal 2010 when compared to fiscal 2009 primarily due to decreased interest income resulting from lower interest rates partially offset by lower realized and unrealized foreign currency losses primarily due to British Pound denominated accounts receivable. The decrease in other income, net in fiscal 2009 compared to fiscal 2008 is primarily due to lower yield on our investment portfolio and higher foreign currency losses primarily due to British Pound denominated accounts receivable partially offset by lower interest expense due to lower notes payable balance in fiscal 2009 and the repayment of our outstanding line of credit in April 2008.

In light of the turmoil in the financial markets during the second half of fiscal 2009, we moved the majority of our corporate cash assets into very short-term and liquid investments during the second quarter of fiscal 2009. As a result, we expect that the yield on our investment portfolio is expected to remain at a very low level for the near future. While the hedging activity we implemented during the third quarter of fiscal 2009 is expected to reduce, but not to eliminate, the risk that our other income, net will be adversely affected by the fluctuations in the foreign currency exchange rates, we believe that foreign currency gains or losses will continue to impact other income, net in the future.

Income Tax Provision

The following table presents period over period comparisons of our income tax provision for the periods presented (dollars in thousands):

	Years Ended March 31,		Change in		Years Ended March 31,		Change in
	2010	2009	$	%	2009	2008	$	%
Income tax provision	$(254)	$(217)	$(37)	17%	$(217)	$(158)	$(59)	37%

Since inception, we have incurred operating losses on a consolidated basis. However, while we generated consolidated losses under U.S GAAP, we generated taxable operating income for U.S federal and state tax purposes as well as in certain international subsidiaries, resulting in income tax provisions during fiscal 2010, 2009 and 2008 with an effective rate of 8.7%, 29.2% and 1.6%, respectively. As of March 31, 2010, we had approximately $126.7 million and $81.5 million, respectively, of federal and state net operating loss carryforwards available to reduce future taxable income. We also had research and credit carryforwards of $6.3 million for federal and $7.6 million for state income tax purposes as of March 31, 2010. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss carryforwards will expire between fiscal 2020 and 2031 for federal purposes and between 2012 and 2021 for state purposes. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions under Section 382 of the Internal Revenue Code that are applicable if we have experienced an ownership change in the past, or if an ownership change occurs in the future.

During fiscal 2010, we recognized a discrete $285,000 benefit in the additional paid in capital due to the recovery of alternative minimum tax, or AMT, paid in fiscal 2009 as a result of legislative change in the Worker, Homeownership and Business Assistance Act of 2009, which extends the carryback of net operating losses for both federal regular tax and AMT. We recorded the income tax benefit in the additional paid in capital because the entire fiscal 2008 AMT net operating losses related to excess stock option deductions.

The income tax provision for fiscal 2009 was impacted by recognition of a $388,000 tax benefit during fiscal 2009 for a U.S. federal refundable tax credit as provided by the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. These acts that were signed into law in July 2008 and February 2009, respectively, allow taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from April 2008 through March 2009. We estimated and recognized the credit based on fixed assets placed into service through the twelve months ended March 31, 2009.

We file annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. We remain subject to tax authority review for all jurisdictions for all years after March 31, 2000.

Quarterly Results of Operations (unaudited)

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of our eight fiscal quarters ended March 31, 2010. The quarterly data have been prepared on the same basis as the audited consolidated financial statements included in this report, and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. Our results of these quarterly periods are not necessarily indicative of the results of operations for a full year or any future period.

Fiscal 2010:
	Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(in thousands, except per share amounts)
Revenue:
Product	$46,402	$43,136	$39,693	$38,802
Support	7,254	6,968	6,362	5,667

Total revenue	53,656	50,104	46,055	44,469

Cost of revenue:
Product	17,064	15,364	13,903	13,714
Support	2,131	2,080	1,897	1,730

Total cost of revenue	19,195	17,444	15,800	15,444

Gross profit	34,461	32,660	30,255	29,025

Gross margin	64%	65%	66%	65%
Operating expenses:
Research and development	12,229	12,335	11,359	11,632
Sales and marketing	17,876	16,973	15,795	15,580
General and administrative	4,460	3,826	3,768	3,901

Total operating expenses	34,565	33,134	30,922	31,113

Loss from operations	(104)	(474)	(667)	(2,088)
Other income, net	25	(20)	22	376

Loss before provision for income taxes	(79)	(494)	(645)	(1,712)
Provision for income taxes	(20)	(34)	(113)	(87)

Net loss	$(99)	$(528)	$(758)	$(1,799)

Net loss per common share, basic and diluted (1)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Fiscal 2009:
	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(in thousands, except per share amounts)
Revenue:
Product	$43,325	$43,713	$41,427	$39,924
Support	5,137	4,446	3,720	3,029

Total revenue	48,462	48,159	45,147	42,953

Cost of revenue:
Product	15,331	15,698	14,551	14,021
Support	1,614	1,388	1,157	1,006

Total cost of revenue	16,945	17,086	15,708	15,027

Gross profit	31,517	31,073	29,439	27,926

Gross margin	65%	65%	65%	65%
Operating expenses:
Research and development	12,644	11,510	12,034	10,157
Sales and marketing	15,744	15,191	15,078	14,301
General and administrative	4,333	3,865	3,747	3,373

Total operating expenses	32,721	30,566	30,859	27,831

Income (loss) from operations	(1,204)	507	(1,420)	95
Other income, net	355	47	125	753

Income (loss) before provision for income taxes	(849)	554	(1,295)	848
Benefit (provision) for income taxes	(58)	(93)	104	(170)

Net income (loss)	$(907)	$461	$(1,191)	$678

Net loss per common share, basic and diluted (1)	$(0.01)	$0.01	$(0.02)	$0.01

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents and short-term investments for the periods presented (in thousands):

	March 31,		Increase/ (Decrease)
	2010	2009
Cash and cash equivalents	$39,047	$47,621	$(8,574)
Short-term investments	72,259	56,186	16,073

Total	$111,306	$103,807	$7,499

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

We have a loan and security agreement with a commercial bank with a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our amended revolving line of credit agreement expires on May 27, 2011 and it contains a financial covenant that requires us to maintain a quick ratio of no less than 1.25 to 1.00. In addition, we are required to maintain a quarterly tangible net worth of not less than $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. There have been no borrowings under the current revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year Ended March 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$11,748	$5,553	$(2,965)
Net cash used in investing activities	(26,745)	(52,778)	(10,440)
Net cash provided by (used in) financing activities	6,423	(2,739)	94,268

Cash Flows from Operating Activities

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

During fiscal 2010, cash provided by operating activities consisted of net loss adjusted for certain non-cash items, including depreciation and stock-based compensation expense and the effect of changes in working capital and other activities. The $6.2 million increase in our cash flow from operating activities in fiscal 2010 as compared to fiscal 2009 was primarily attributable to a $2.2 million higher net loss, offset by $5.2 million higher non-cash expenses included in the net loss, a $5.9 million decrease in cash used for inventory purchases primarily as a result of more efficient inventory management and the build-up of inventory that occurred in the third quarter of fiscal 2009 in anticipation of introduction of our T- and F-class utility storage solutions and a $2.2 million higher net change in assets and liabilities. Cash provided by operating activities was offset by higher accounts receivable driven by increased revenue and higher volume of shipments late in the fourth fiscal quarter of 2010 compared to the same period in the prior fiscal year.

During fiscal 2009, operating activities provided $5.5 million of cash compared to $3.0 million of cash used in operating activities during fiscal 2008. The $8.5 million increase in our cash flow from operating activities in fiscal 2009 was primarily attributable to a $9.1 million lower net loss, $7.8 million higher non-cash expenses and $2.4 million higher accrued expenses due to higher headcount offset by a $10.0 million increase in our inventory primarily due to projected growth in our business and expansion of our product line.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and investments of our available cash and cash equivalent balances.

During the fiscal year 2010 we used the proceeds from the sales and maturities of our short-term investments, as well as some of the cash generated from our operating activities, to reinvest in additional short-term investments. The $26.0 million decrease in net cash used in investing activities in 2010 compared to fiscal 2009 is attributable to a $21.4 million lower investment in additional short-term investments and a $4.6 million decrease in capital expenditures due to our effort to control costs.

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

We expect that in fiscal 2011 we will continue to invest at similar levels as during fiscal 2010 in our corporate infrastructure and in test equipment to support our next generation of products.

Cash Flows from Financing Activities

Net cash provided by financing activities in fiscal 2010 related primarily to cash proceeds from stock option exercises and purchases under our employee stock purchase plan. Net cash used in financing activities was $2.7 million for fiscal 2009 compared to net cash provided by financing activities of $94.3 million in fiscal 2008. In fiscal 2009, we paid $4.0 million and $883,000 in principal payments on our line of credit and notes payable, respectively. Additionally we used $1.5 million to repurchase shares of our common stock under our stock repurchase agreement. These payments were partially offset by proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.

We believe that our existing cash balances will be sufficient to meet our anticipated capital requirements for the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including profitability and the rate of our revenue growth, if any, the expansion of our sales and marketing and research and development activities, the timing and extent of our expansion into new geographic territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2010 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$8,914	$2,551	$4,574	$1,751	$38
Non-cancellable inventory purchase commitments	18,064	18,064	—	—	—

Total	$26,978	$20,615	$4,574	$1,751	$38

As of March 31, 2010, our unrecognized tax benefits amounted to $3.2 million of which the timing of the resolution is uncertain; therefore, there are no amounts presented in the above table.

We lease equipment and office space under non-cancelable operating leases with various expiration dates through September 2015. In November 2009, the lease for our primary facilities with a lease term that terminates in May 2014 was amended with an option to cancel the lease in May 2012. To the extent we elect to terminate the lease in 2012, we will be required to pay an early termination fee of approximately $1.0 million. We currently have no plans to exercise the early termination option.

We outsource the production of our hardware to third-party contract manufacturers. In addition, we enter into various inventory related purchase commitments with these contract manufacturers and suppliers. Generally these inventory purchase commitments are non-cancelable.

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of March 31, 2010, we believe that our exposure related to these guarantees and indemnities as of March 31, 2010 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.

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

Foreign Currency Risk

Most of our sales contracts are denominated in the United States Dollar. As we expand our international sales, we expect that an increasing amount of our revenue could be denominated in foreign currencies. As a result, our cash and cash equivalents and operating results could be increasingly affected by changes in foreign currency exchange rates. Additionally, our international sales and marketing operations incur expenses that are denominated in foreign currencies. These expenses could be materially affected by foreign currency fluctuations. Our exposures are to fluctuations in exchange rates in the United States Dollar versus the British Pound, the Euro and, to a lesser extent, the Indian Rupee, the Swiss Franc, the Japanese Yen, the Australian Dollar, the Korean Won and the Chinese Yuan.

In order to decrease the inherent risk associated with translation of foreign currency cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. Additionally, we hedge

British Pound and Euro denominated receivables held by us to reduce the risk that our earnings would be adversely affected by the fluctuations in the exchange rate of the British Pound and the Euro against the United States Dollar. We account for these derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts are recorded each period as a component of other income (expense), net in the consolidated statements of operations.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction loss, including the impact of hedging, was $148,000 and $876,000 during fiscal year 2010 and 2009, respectively. During fiscal 2008, we recorded a foreign currency transaction gain of $138,000. Based on our assets and liabilities denominated in the British Pound and the Euro at March 31, 2010 a hypothetical 10% strengthening or weakening in the United States Dollar against the British Pound and the Euro, would not have a material impact on the Company’s statement of operations.

Interest Rate Sensitivity

We had cash equivalents totaling $22.7 million at March 31, 2010. These amounts were invested in money market funds and commercial paper. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash and cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at March 31, 2010, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $0.2 million.

Short-term investments consist of United States Government and agency obligations, certificates of deposit, corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash and cash equivalents, held at March 31, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, or BPS and 100 BPS over six and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

12-Month Period	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$38,102	$37,913	$37,724	$37,535	$37,346
Commercial paper	16,533	16,508	16,484	16,460	16,436
Corporate debt securities	12,583	12,505	12,427	12,348	12,270
Certificate of deposits	5,648	5,636	5,624	5,611	5,598

Total short-term investments	$72,866	$72,562	$72,259	$71,954	$71,650

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

6-Month Period	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
United States Government and agency securities	$38,482	$38,103	$37,724	$37,346	$36,967
Commercial paper	16,582	16,533	16,484	16,436	16,387
Corporate debt securities	12,740	12,584	12,427	12,270	12,113
Certificate of deposits	5,674	5,649	5,624	5,598	5,573

Total short-term investments	$73,478	$72,869	$72,259	$71,650	$71,040

At March 31, 2010, we had no outstanding debt obligations and therefore no rising interest rate exposure. However, we could be exposed to increased interest rate risk if we make any borrowings under our amended revolving line of credit, which we entered into on May 27, 2010. The amended revolving line of credit bears interest, at the election of the borrower, at either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

3PAR Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statement of operations, redeemable convertible preferred stock and common stockholders' equity (deficit) and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of 3PAR Inc. and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

June 14, 2010

3PAR Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$39,047	$47,621
Short-term investments	72,259	56,186
Accounts receivable, net	39,808	34,706
Inventory	29,752	26,650
Deferred cost	3,083	2,887
Prepaid and other current assets	4,204	2,500

Total current assets	188,153	170,550
Property and equipment, net	23,722	22,079
Other non-current assets	423	190

Total assets	$212,298	$192,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,462	$9,303
Accrued compensation and benefits	10,102	14,643
Other accrued liabilities	4,700	4,080
Deferred revenue	27,648	25,707
Accrued warranty	3,891	3,999

Total current liabilities	61,803	57,732
Accrued warranty, non-current	3,043	3,031
Deferred revenue, non-current	9,072	6,303
Other long-term liabilities	1,150	1,224

Total liabilities	75,068	68,290

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding at March 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2010 and 2009; 62,393,897 and 61,044,243 shares issued and outstanding at March 31, 2010 and 2009, respectively	62	61
Additional paid-in capital	315,306	299,445
Deferred stock-based compensation	—	(15)
Accumulated other comprehensive loss	(13)	(21)
Accumulated deficit	(178,125)	(174,941)

Total stockholders’ equity	137,230	124,529

Total liabilities and stockholders’ equity	$212,298	$192,819

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended March 31,
	2010	2009	2008
Revenue:
Product	$168,033	$168,389	$111,683
Support	26,251	16,332	6,335

Total revenue	194,284	184,721	118,018

Cost of revenue:
Product	60,045	59,601	39,439
Support	7,838	5,165	1,545

Total cost of revenue (1)	67,883	64,766	40,984

Gross profit	126,401	119,955	77,034
Operating expenses:
Research and development (1)	47,555	46,345	34,071
Sales and marketing (1)	66,224	60,314	45,283
General and administrative (1)	15,955	15,318	9,676

Total operating expenses	129,734	121,977	89,030

Loss from operations	(3,333)	(2,022)	(11,996)
Other income (expense), net:
Interest income	551	2,341	2,878
Interest expense	—	(185)	(958)
Other income (expense), net	(148)	(876)	138

Total other income, net	403	1,280	2,058

Loss before income tax provision	(2,930)	(742)	(9,938)
Income tax provision	(254)	(217)	(158)

Net loss	$(3,184)	$(959)	$(10,096)

Net loss per common share, basic and diluted	$(0.05)	$(0.02)	$(0.30)

Shares used to compute net loss per common share:
Basic and diluted	61,756	60,627	34,141

(1) Includes stock-based compensation as follows:

Cost of revenue	$392	$267	$188
Research and development	3,050	2,173	1,262
Sales and marketing	3,541	2,850	1,397
General and administrative	2,403	1,384	777

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Notes Receivable	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2007	33,257	$94,343	19,212	$19	$95,474	$(48)	$(839)	$10	$(163,886)	$(69,270)
Exercise of stock options	—	—	171	1	419	—	—	—	—	420
Exercise of warrants, net	—	—	214	—	—	—	—	—	—	—
Repurchase of common stock related to unvested share-based awards	—	—	(17)	—	(11)	—	—	—	—	(11)
Stock-based compensation expense	—	—	—	—	3,055	—	—	—	—	3,055
Amortization of deferred stock-based compensation	—	—	—	—	—	—	557	—	—	557
Reversal of deferred stock-based compensation related to cancellations	—	—	—	—	(96)	—	96	—		—
Forgiveness of stockholder note receivable	—	—	—	—	—	12	—	—	—	12
Proceeds from initial public offering of common stock, net of issuance costs of $2,871	—	—	7,702	8	97,407	—	—	—	—	97,415
Conversion of redeemable convertible preferred stock into common stock upon completion of initial public offering	(33,257)	(94,343)	33,257	33	94,310	—	—	—	—	94,343
Comprehensive loss:										—
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	—	—	(10,096)	(10,096)

Total comprehensive loss										(10,121)

Balance at March 31, 2008	—	—	60,539	61	290,558	(36)	(186)	(15)	(173,982)	116,400
Exercise of stock options	—	—	326	—	940	—	—	—	—	940
Exercise of warrants, net	—	—	20	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	420	—	3,124	—	—	—	—	3,124
Repurchase of common stock related to unvested share-based awards	—	—	(34)	—	(131)	—	—	—	—	(131)
Repurchase of common stock under stock repurchase program	—	—	(227)	—	(1,549)	—	—	—	—	(1,549)
Stock-based compensation expense	—	—	—	—	6,503	—	—	—	—	6,503
Amortization of deferred stock-based compensation	—	—	—	—	—	—	171	—	—	171
Payment of notes receivable from stockholder	—	—	—	—	—	36	—	—	—	36
Comprehensive loss:
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(959)	(959)

Total comprehensive loss										(965)

Balance at March 31, 2009	—	—	61,044	61	299,445	—	(15)	(21)	(174,941)	124,529

3PAR Inc.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS—(Continued)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Notes Receivable	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2009	—	—	61,044	61	299,445	—	(15)	(21)	(174,941)	124,529
Exercise of stock options	—	—	852	1	2,901	—	—	—	—	2,902
Exercise of warrants, net	—	—	51	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	447	—	3,304	—	—	—	—	3,304
Stock-based compensation expense	—	—	—	—	9,371	—	—	—	—	9,371
Income tax benefit related to excess stock option deductions	—	—	—	—	285	—	—	—	—	285
Amortization of deferred stock-based compensation	—	—	—	—	—	—	15	—	—	15
Comprehensive loss:										—
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(3,184)	(3,184)

Total comprehensive loss										(3,176)

Balance at March 31, 2010	—	$—	62,394	$62	$315,306	$—	$—	$(13)	$(178,125)	137,230

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,184)	$(959)	$(10,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,642	6,036	3,332
Stock-based compensation expense	9,386	6,674	3,624
Non-cash interest expense	—	—	59
Amortization of premium (accretion of purchase discounts) on short-term investments, net	662	28	(529)
Provision for doubtful accounts	1,253	1,328	313
Excess tax benefits from stock-based award activities	(285)	—	—
Writedown for excess and obsolete inventory	993	1,399	877
Changes in assets and liabilities:
Accounts receivable	(6,355)	(1,438)	(15,872)
Inventory	(4,095)	(10,044)	(5,132)
Deferred cost	(196)	1,637	(765)
Prepaid expenses and other current assets	(1,387)	(423)	(874)
Other non-current assets	(233)	(34)	(132)
Accounts payable	5,893	(1,943)	3,651
Accrued liabilities	(3,886)	2,381	4,971
Deferred revenue	4,710	14	12,794
Accrued warranty	(96)	846	636
Other long-term liabilities	(74)	51	178

Net cash provided by (used in) operating activities	11,748	5,553	(2,965)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	68,006	28,990	44,133
Proceeds from sales of short-term investments	14,680	15,596	1,688
Purchases of short-term investments	(99,413)	(82,749)	(45,387)
Purchase of property and equipment	(10,018)	(14,615)	(11,207)
Restricted cash	—	—	333

Net cash used in investing activities	(26,745)	(52,778)	(10,440)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	97,415
Proceeds from issuance of common stock under employee stock plans	6,138	3,824	332
Excess tax benefits from stock-based award activities	285
Repurchase of shares of common stock	—	(1,680)	(11)
Proceeds from line of credit	—	—	6,500
Repayments on line of credit	—	(4,000)	(8,330)
Repayment of notes payable	—	(883)	(1,638)

Net cash provided by (used in) financing activities	6,423	(2,739)	94,268

Net change in cash and cash equivalents	(8,574)	(49,964)	80,863
Cash and cash equivalents, beginning of period	47,621	97,585	16,722

Cash and cash equivalents, end of period	$39,047	$47,621	$97,585

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$364	$320	$65
Cash paid for interest	$—	$214	$906
Supplemental disclosure of non-cash activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$94,343

The accompanying notes are integral part of these consolidated financial statements.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and its Significant Accounting Policies

The Company

3PAR Inc. (the “Company”) began operations in May 1999 and is a provider of utility storage systems for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies and government entities. Its utility storage products offer simple, efficient and scalable tiered storage arrays designed to enhance the economics and performance of storage. The Company’s utility storage systems are designed to provision storage services rapidly and simply, reduce administrative cost, improve server and storage utilization, lower power requirements and scale efficiently to support the continuous growth of data.

Fiscal Year

The fiscal year ends on March 31. References to fiscal 2010, for example, refer to the fiscal year ended March 31, 2010.

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

Foreign Currency Accounting

The functional currency of the Company’s foreign subsidiaries is the United States (“U.S.”) Dollar. Monetary assets and liabilities maintained in currencies other than the U.S. dollar are remeasured using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts maintained in currencies other than the U.S. dollar are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency remeasurement gains and losses and gains and losses on non U.S. dollar denominated transactions, including the effects of hedging, amounted to a loss of $148,000 and $876,000 in fiscal 2010 and 2009, respectively and a gain of $138,000 in fiscal 2008. These gains and losses are included in other income (expense), net in the Company’s consolidated statements of operations.

While the majority of the Company’s contracts are denominated in U.S. dollars, in countries outside the U.S., the Company transacts business in various currencies besides the U.S. Dollar. In addition, the Company has

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. The Company is using forward contracts to hedge certain British Pound and Euro denominated receivables held by the Company to reduce the risk that its earnings would be adversely affected by changes in the British Pound and Euro exchange rates. These derivatives are not designated as hedging instruments and do not qualify for hedge accounting treatment.

The Company accounts for the derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At March 31, 2010, the notional principal of the foreign exchange contracts to sell British Pounds and Euro for U.S Dollars was £2.5 million (or approximately $3.8 million) and €850,000 (or approximately $1.1 million), respectively, with an original maturity of 30 days and a fair value of approximately $38,000 reported in prepaid and other current assets.

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

Short-Term Investments

Investments comprise marketable securities that consist primarily of United States government and agency securities, municipal bonds, commercial paper, certificates of deposit and corporate bonds with original maturities beyond three months. All marketable securities are held in the Company’s name with major financial institutions. All of the Company’s marketable securities are classified as available-for-sale securities and are carried at fair value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity (deficit). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method, and records such gains and losses as a component of other income (expense), net in the consolidated statement of operations.

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

Provision for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable (ii) the Company’s historical write-offs, (iii) the credit-worthiness of each customer, (iv) specific collection issues that have been identified with any particular customer and (v) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due from that customer, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected.

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

Deferred Cost

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items.

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

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized based on the amount by which the carrying value of the asset exceeds the fair value of the asset. The Company did not incur any impairment charges in any of the periods presented.

Revenue Recognition

The Company derives its revenue from sales of storage solutions that include hardware, software and related support. Under the software support, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period. The uplift hardware warranty offers faster response time than the Company’s basic hardware warranty and the extended hardware warranty extends the hardware warranty after the initial contract term. Because the embedded software of the Company’s storage solutions is deemed to be more than incidental to the product as a whole, the Company accounts revenue for the entire sale in accordance with the software revenue recognition guidance.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. The Company’s sales arrangements with end customers, channel partners and resellers do not include rights of return or rebates and to date, product returns have been negligible. The Company assesses its ability to collect its receivables from its customers based on a number of factors, including creditworthiness of the customer and past transaction history.

The Company’s sales are comprised of multiple elements, which include hardware, software and post-contract customer support, or PCS. The Company allocates revenue to the delivered elements of the sale, typically hardware and software, using the residual method. Under the residual method, the Company defers revenue from the sale equivalent to the vendor specific objective evidence, or VSOE, of the fair value of PCS and applies any discounts to the delivered elements. The Company recognizes the deferred PCS revenue as support revenue on a straight-line basis over the support period, which is primarily one year. VSOE of fair value for PCS is established based on the sales price the Company charges when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is PCS, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the PCS is delivered.

The Company typically recognizes product revenue upon installation for transactions sold directly to end users and through certain resellers which require installation by the Company, provided that the remaining revenue recognition criteria discussed above are satisfied. In cases where the arrangement includes customer-specific acceptance criteria, the Company recognizes revenue upon the earlier of receipt of customer acceptance or the lapse of the acceptance period. For sales through the Company’s channel partners, the Company generally recognizes product revenue upon shipment, based on freight terms of FOB Shipping Point or FOB Destination, assuming all other criteria for revenue recognition discussed above have been satisfied.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

The Company expenses software development costs, including costs to develop software products or the software component of products to be marketed to external users until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the Company’s software has completed the planning, design and testing phase of development and has been determined viable for its intended use, which typically occurs when beta testing commences. The time between the attainment of technological feasibility and the completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs during the periods presented.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were immaterial in all periods presented.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carry- forwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon the Company’s generation of future taxable income during the periods in which those temporary differences become deductible or the net operating loss carryforwards may be utilized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.

Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation, using the prospective transition method, which requires the application of fair value only to share-based payment awards granted, modified, repurchased, or cancelled on or after the adoption date of April 1, 2006. Under this method, the Company recognizes stock-based compensation expense for all share-based payment awards granted after March 31, 2006. The stock-based compensation expense is then amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company selected the Black-Scholes option pricing model for determining the estimated fair value for share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions to determine the fair value of share-based awards, including the option’s expected term and the expected volatility of the underlying stock over the expected term of the related grants. The value of the portion of the post adoption award that is ultimately expected to vest is recognized as expense over the requisite service (vesting) periods on a straight-line basis in the Consolidated Statements of Operations and the expense is reduced for estimated forfeitures. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For equity instruments issued in exchange for the receipt of goods or services from non-employees, costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of (i) the date on which there first exists a firm commitment for performance by the provider of goods or services or (ii) on the date performance is complete, using the Black Scholes option pricing model.

Comprehensive income (loss)

The Company classifies items of other comprehensive income (loss) by their nature in the financial statements and displays the accumulated balance of other comprehensive income (loss) separately from accumulated deficit and additional paid in capital in the equity section of the balance sheet. Comprehensive income (loss) for each period presented consists of unrealized investment gains and losses from available-for-sale securities and is set forth in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit).

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company adopted ASU 2009-13 prospectively as of April 1, 2010 and will disclose the impact, if any, ASU 2009-13 has on its consolidated financial statements in its fiscal 2011 quarterly filings.

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software—Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software—

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company adopted ASU 2009-14 prospectively as of April 1, 2010 and will disclose the impact, if any, ASU 2009-14 has on its consolidated financial statements in its fiscal 2011 quarterly filings.

2.    Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	March 31,
	2010	2009
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$42,025	$35,832
Less: Allowance for doubtful accounts	(2,217)	(1,126)

Total	$39,808	$34,706

	March 31,
	2010	2009
	(in thousands)
Inventory
Raw materials	$25,009	$21,914
Work in process	2,364	2,985
Finished goods	2,379	1,751

Total	$29,752	$26,650

	March 31,
	2010	2009
	(in thousands)
Property and Equipment, Net
Computer equipment	$39,091	$30,378
Computer software	4,575	3,107
Machinery and equipment	3,944	3,823
Furniture and fixtures	2,219	2,323
Leasehold improvements	8,585	8,517

	58,414	48,148
Less: accumulated amortization and depreciation	(34,692)	(26,069)

Total property and equipment, net	$23,722	$22,079

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
U.S. treasury bills	$3,015	$5	$(30)	$2,990
U.S. government agency securities	34,728	6	—	34,734
Corporate debt securities	12,426	4	(3)	12,427
Commercial paper	16,479	5	—	16,484
Certificate of deposit	5,624	—	—	5,624

Total short-term investments	$72,272	$20	$(33)	$72,259

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
U.S. government agency securities	$42,110	$24	$(12)	$42,122
Corporate debt securities	9,546	8	(44)	9,510
Municipal bonds	2,553	3	—	2,556
Commercial paper	1,998	—	—	1,998

Total short-term investments	$56,207	$35	$(56)	$56,186

The cost basis and fair value of available-for-sale securities as of March 31, 2010, by contractual maturity, are presented below:

	March 31, 2010
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$51,204	$51,193
1 to 2 years	18,490	18,491
2 to 5 years	2,578	2,575

Total short-term investments	$72,272	$72,259

As of March 31, 2010, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

The Company invests in securities that are rated investment grade or better. The unrealized losses at March 31, 2010 relate primarily to the current volatility in the credit markets. At March 31, 2010, none of these

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities have been in a continuous unrealized loss position for more than twelve months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, the Company records a charge to its statement of operations. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. There were no realized gains or losses during fiscal 2010. The realized gains during fiscal 2009 were approximately $1,200.

4.    Fair Value Measurements

The Company measures its cash equivalents and short term investments at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability, such as inherent risk, transfer restrictions and risk of nonperformance.

The Company established a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Level 1—Quoted prices in active markets for identical assets or liabilities. As of March 31, 2010, the Company’s Level 1 assets consist of money market funds and United States government and agency securities that are traded in active markets with sufficient volume and frequency of transactions.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. As of March 31, 2010, the Company’s Level 2 assets consist of corporate debt securities, certificates of deposit and commercial paper.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of March 31, 2010 and 2009, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our financial assets measured at fair value on a recurring basis as of March 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at March 31, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Description
Cash equivalents:
Money market funds	$17,734	$—	$17,734
Commercial paper	—	4,999	4,999
Short-term investments:
U.S. treasury bills	3,020	—	3,020
U.S. government agency securities	34,704		34,704
Corporate debt securities	—	12,427	12,427
Commercial paper	—	16,484	16,484
Certificates of deposit	—	5,624	5,624

	$55,458	$39,534	$94,992

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
Description
Cash equivalents:
Money market funds	$27,354	$—	$27,354
Commercial paper	—	11,991	11,991
Short-term investments:
U.S. government agency securities	42,122	—	42,122
Corporate debt securities	—	9,510	9,510
Municipal bonds	—	2,556	2,556
Commercial paper	—	1,998	1,998

	$69,476	$26,055	$95,531

In fiscal year 2010, there were no changes in the classification from level 1 to level 2. During fiscal year 2009, the Company changed the classification of its corporate debt securities, municipal bonds and commercial paper from level 1 to level 2 due to general market conditions.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Deferred Revenue

Deferred revenue consists of the following:

	March 31,
	2010	2009
	(in thousands)
Deferred Revenue
Product	$10,430	$12,010
Support	17,218	13,697

Total deferred revenue, current	27,648	25,707
Support, non-current	9,072	6,303

Total deferred revenue	$36,720	$32,010

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

At March 31, 2010, the Company had $9.1 million in long-term deferred revenue, of which $5.3 million, $2.7 million, $917,000 and $148,000 is expected to be amortized to revenue in fiscal 2012, 2013, 2014 and 2015, respectively.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. This agreement was amended and extended through May 28, 2010 on May 29, 2009 and through May 27, 2011 on May 27, 2010. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate of at least 4.00% or (ii) LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. To date there have been no borrowings under the revolving line of credit.

The revolving line of credit is collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

7.    Income Taxes

Loss before taxes and provision for income taxes for the years ended March 31, 2010, 2009 and 2008 consist of the following:

	Years Ended March 31,
	2010	2009	2008

	(in thousands)
Loss before taxes:
Domestic	$(3,714)	$(1,151)	$(10,401)
International	784	409	463

Total loss before taxes	$(2,930)	$(742)	$(9,938)

Provision for taxes:
Current
Federal	$63	$(92)	$—
State	66	268	—
International	164	41	158

Total	293	217	158

Deferred
Federal	—	—	—
State	—	—	—
International	(39)	—	—

Total	(39)	—	—

Provision for taxes	$254	$217	$158

During fiscal 2010, the Company recognized a discrete $285,000 benefit in its additional paid in capital due to the recovery of alternative minimum tax (“AMT”) paid in fiscal 2009 as a result of legislative change in the Worker, Homeownership and Business Assistance Act of 2009, which extends the carryback of net operating losses (NOL) for both federal regular tax and AMT. The Company recorded the income tax benefit in its additional paid in capital because the entire fiscal 2008 AMT NOL related to excess stock option deductions.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision for fiscal 2009 was impacted by recognition of a $388,000 tax benefit during fiscal 2009 for a U.S. federal refundable tax credit as provided by the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009. These acts that were signed into law in July 2008 and February 2009, respectively, allow taxpayers to claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from April 2008 through March 2009. The Company estimated and recognized the credit based on fixed assets placed into service through the twelve months ended March 31, 2009.

The differences between the income tax provision computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for the years ended March 31, 2010, 2009 and 2008 are as follows:

	Years Ended March 31,
	2010	2009	2008
	(in percentages)
Income tax at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax net of federal benefit	2.3	25.8	—
Losses not benefited	25.6	51.4	33.0
Tax credits	(23.3)	(164.3)	(7.7)
Non-deductible stock-based compensation	34.9	205.4	8.9
Foreign taxes	(4.7)	(14.4)	(0.1)
Refundable research and development credits	—	(52.3)	—
Non-deductible meals and entertainment	15.5	16.1	1.3
Other	(7.6)	(4.5)	0.2

Income tax rate	8.7%	29.2%	1.6%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	March 31,
	2010	2009
	(in thousands)
Net operating loss carryforwards	$47,824	$49,256
Tax credits	11,643	10,123
Accruals and reserves	8,183	8,997
Amortization of capitalized research and development	331	437
Foreign stock-based compensation	39	—
Fixed assets	2,061	1,469
Other	3,017	1,296

Total deferred tax assets	73,098	71,578

Valuation allowance	(73,059)	(71,578)

Net deferred tax assets	$39	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in the period in which those temporary differences and the net operating loss carryforwards are deductible. Based on the available objective evidence,

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including the fact that the Company has generated annual losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against its U.S deferred tax assets as of March 31, 2010 and 2009. The Company recorded no valuation allowance against its U.K deferred tax assets as it is more likely than not that a tax benefit for the deferred assets will be recognized based upon recent and forecasted earnings.

As of March 31, 2010, we have not recognized U.S. deferred income taxes on a cumulative total of $1.2 million of undistributed earnings for certain non-U.S. subsidiaries. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable. We currently intend to reinvest those earnings in operations outside the U.S.

As of March 31, 2010, the Company had approximately $126.7 million and $81.5 million, respectively, of federal and state net operating loss carryforwards available to reduce future taxable income. These carryforwards expire between fiscal 2020 and 2031 for federal purposes and between fiscal 2012 and 2021 for state purposes. The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The stock option benefits of approximately $5.0 million for federal taxes and $2.0 million for state taxes will only be recorded to equity when they reduce cash taxes payable.

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

The Company also has approximately $6.3 million and $7.6 million, respectively, of federal and state research and development tax credit carryovers at March 31, 2010. The federal research and development tax credit carryovers will begin to expire in 2020. The state research and development tax credit carryovers can be carried forward indefinitely.

As of March 31, 2010, the Company had $3.2 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

The following table summarizes the activity related to the unrecognized tax benefits:

	Years Ended March 31,
	2010	2009	2008
	(in thousands)
Balance at the beginning of the year	$2,835	$2,892	$2,030
Gross increases (decreases) related to prior years’ tax positions	—	(580)	604
Gross increases related to current year tax positions	406	523	258

Balance at the end of the year	$3,241	$2,835	$2,892

The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, the Company has incurred no such charges.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years after March 31, 2000.

8.    Capital Stock and Warrants

Common Stock and Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, as amended and restated in November 2007, authorizes the issuance of 300,000,000 shares of common stock with $0.001 par value per share and 20,000,000 shares of preferred stock with $0.001 par value per share.

In November 2007, the Company completed its initial public offering (“IPO”) in which it sold and issued 7,702,479 shares of common stock, including 202,479 shares issued in December 2007 in connection with the partial exercise of the underwriters’ over-allotment option, at an issue price of $14.00 per share. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 33,256,720 shares of common stock.

Certain stock options granted by the Company are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the shareholder. Such exercises are recorded as a liability on the balance sheet and reclassified into equity as the options vest. As of March 31, 2010 and 2009, a total of 1,706 and 18,482 shares of common stock, respectively, were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of approximately $13,000 and $51,000 as of March 31, 2010 and 2009, respectively, is recorded in accrued liabilities.

The activity of non-vested shares for fiscal 2010, 2009 and 2008 as a result of early exercise of options granted to employees, is as follows:

	Years Ended March 31,
	2010	2009	2008
Non-vested as of March 31,	18,482	410,275	972,676
Early exercise of options	—	—	43,846
Vested	(16,776)	(356,331)	(589,445)
Repurchased	—	(35,462)	(16,802)

Non-vested as of March 31,	1,706	18,482	410,275

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During March 2002, in connection with a loan agreement, the Company issued to the lender a fully vested warrant to purchase 80,000 shares of common stock of the Company at $4.00 per share. The estimated fair value of this warrant measured on the date of grant, using the Black-Scholes option pricing model, was $225,000. The estimated fair value was recorded as a discount to the loan and was amortized as interest expense over the period of the loan. In June 2009, the Company issued 50,750 shares of its common stock upon net issuance exercise of the outstanding warrant by the lender.

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

During June 2005 through October 2005, in connection with two loan and security agreements and specific borrowings thereunder, the Company issued to two lenders eight fully vested warrants to purchase a total of 170,200 shares of common stock of the Company at $1.88 per share, with a maximum term of ten years. The aggregate estimated fair value of the warrants, measured on the dates of grant using the Black-Scholes option pricing model, was $190,000 and was recorded as a discount to the loans. The estimated fair value is being amortized as interest expense over the period of the loans. In December 2007, the Company issued 147,460 shares of its common stock upon net issuance exercise of all the outstanding warrants by the two lenders.

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

The maximum aggregate number of shares that may be issued under the 2007 Plan is 10.4 million shares, plus an automatic increase on the first day of each fiscal year beginning with the 2009 fiscal year, in an amount equal to the lesser of (A) five million shares of the Company’s common stock, (B) five percent of the Company’s outstanding common stock on the last day of the immediately preceding fiscal year or (C) such number of shares of the Company’s common stock determined by the Company’s board of directors. In accordance with these provisions, on April 1, 2008 and 2009 and 2010 the number of shares available for issuance under the plan was increased by 3.0 million, 3.1 million, and 3.1 million shares, respectively.

The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards, and other forms of equity compensation, which may be granted to employees (including officers), directors, and service providers. The 2007 Plan provides that a participant may not receive options for more than 1.0 million shares in any fiscal year, except in connection with his or her initial service with the Company, in which case he or she may be granted an option covering up to an additional 4.0 million shares. Under the 2007 Plan, incentive options granted to an employee who owns more than 10% of the voting power of all classes of the Company’s stock shall have an

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price no less than 110% of the fair market value per share on the date of the grant. Options generally vest over four years at the rate of 25% on each anniversary of the date of service contingent upon employment with the Company and expire no later than ten years after the date of grant. As of March 31, 2010, there were 10.5 million shares available for future issuance under the 2007 Plan.

2007 Employee Stock Purchase Plan: In October 2007, the Company’s stockholders approved the 2007 Employee Stock Purchase Plan (the “ESPP Plan”) and the Company reserved 1.6 million shares for future issuance plus an annual increase to be added on the first day of each fiscal year beginning with the 2009 fiscal year, equal to the lesser of (i) 1.5 million shares of common stock, (ii) two percent of the outstanding shares of common stock on such date or (iii) an amount determined by the administrator. In accordance with these provisions, on each of April 1, 2008, 2009 and 2010 shares available for issuance under the plan was increased by 1.2 million shares.

Under the ESPP Plan, the Company grants stock purchase rights to all eligible employees during one-year overlapping offering periods with purchase dates at the end of each 6-month purchase period except for the first offering period, which commenced in November 2007 and had its first purchase date on August 1, 2008. Shares are purchased through employees’ payroll deductions, up to a maximum of 10% of an employee’s compensation for each purchase period at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first trading day of the applicable offering period or the purchase date. If the fair market value of the common stock on any purchase date in an offering period is lower than the fair market value of the common stock on the first trading day of the offering period, then all participants in the offering period will be automatically withdrawn from the offering period immediately after the stock has been purchased on the purchase date and automatically re-enrolled in the immediately following offering period. The number of shares that may be purchased by a participant during any purchase period is limited to 1,250 shares. The ESPP Plan is compensatory and results in compensation expense. Through March 31, 2010, the Company has issued 866,081 shares under the ESPP Plan. As of March 31, 2010, there were 3.1 million shares available for future issuance under the ESPP Plan.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity:

The following table summarizes information about stock options outstanding:

	Options Outstanding		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (3) (in Thousands)
	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2007	4,158,345	$2.32
Options grated at fair value (1)	2,597,676	10.38
Options granted in excess of fair value (2)	121,000	14.00
Options exercised	(170,782)	1.94
Options cancelled	(288,315)	4.89

Balance at March 31, 2008	6,417,924	5.69
Options granted at fair value (1)	2,591,210	8.41
Options exercised	(327,755)	2.02
Options cancelled	(511,417)	8.28

Balance at March 31, 2009	8,169,962	6.54
Options granted at fair value (1)	2,765,628	9.37
Options exercised	(852,414)	3.36
Options cancelled	(778,166)	9.29

Balance at March 31, 2010	9,305,010	$7.44	7.65	$26,319

Options vested as of March 31, 2010	4,276,733	$5.45	6.45	$20,680
Options exercisable as of March 31, 2010	5,029,442	$6.06	6.59	$21,597
Options vested as of March 31, 2010 and expected to vest thereafter (4)	8,947,141	$7.37	7.61	$25,863

(1)	Options granted at fair value prior to the Company’s IPO represent options whose exercise price equals the estimated fair value of the common stock on the date of the grant. Options granted at fair value subsequent to the Company’s IPO represent options whose exercise price equals the closing sales price of the Company’s common stock on the date of the grant.
(2)	Options granted in excess of fair value represent options whose exercise price is greater than the closing sales price of the Company’s common stock on the date of the grant.
(3)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $10.00 of the Company’s common stock on March 31, 2010.
(4)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options

The total fair value of options and share awards vested in the years ended March 31, 2010, 2009 and 2008 were $5.2 million, $4.0 million and $2.1 million, respectively. As of March 31, 2010, there was $17.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The total intrinsic value of options exercised in fiscal 2010, 2009 and 2008 was $5.5 million, $2.2 million and $1.3 million, respectively, determined on the date of the option exercise as the difference between the exercise price of the underlying awards and the fair value of the Company’s common stock. The weighted average fair value per share of options granted in fiscal 2010, 2009 and 2008 was $4.28, $3.71 and $4.18, respectively.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Award Activity

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards provide for the issuance of restricted stock, which generally vest over a four-year period.

Activity with respect to outstanding restricted stock units for fiscal 2009 and 2010 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2008	—	$—
Granted	355,000	7.48

Balance at March 31, 2009	355,000	7.48
Granted	662,544	9.40
Cancelled	(70,000)	8.03

Balance at March 31, 2010	947,544	$8.78

The shares will be released to the recipients on the day the restricted stock units vest net of the minimum statutory withholding requirements that are paid in cash by the Company to the appropriate taxing authorities. If a participant terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

Fair Value Disclosures:

The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Years Ended March 31,
	2010	2009	2008
Employee Stock Options
Risk-free interest rate	1.97%	2.55%	4.18%
Expected life (years)	4.03	4.12	4.30
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.2%	53.2%	44.5%

	Years Ended March 31,
	2010	2009	2008
Employee Stock Purchase Plan:
Risk-free interest rate	0.29%	0.84%	3.50%
Expected life (years)	0.76	0.68	1.00
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.5%	55.8%	53.9%

The risk-free interest rate for the expected term of the option is based on the yield available on United States Treasury Zero Coupon issues with an equivalent expected term. The expected term represents the period of time that share based awards are expected to be outstanding, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. Given the Company’s limited operating history as a public company, comparable companies from a representative peer group selected on industry data

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were used to determine the expected term. The computation of expected volatility was based on the Company’s historical stock price volatility along with the volatility of comparable companies from a representative peer group selected based on industry data. Management had made an estimate of expected forfeitures and is recognizing stock-based compensation costs only for those equity awards that the Company expects to vest.

10.    Net Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of employee share based awards and warrants. Diluted net income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock. As the Company had net losses for the years ended March 31, 2010 and 2009 and 2008, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share:

	Years Ended March 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Numerator:
Net loss	$(3,184)	$(959)	$(10,096)

Denominator:
Weighted average number of shares outstanding—basic and diluted	61,756	60,627	34,141

Net loss per share—basic and diluted	$(0.05)	$(0.02)	$(0.30)

The following potential shares of common stock (prior to application of treasury method) outstanding at March 31, 2010, 2009 and 2008 were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	March 31,
	2010	2009	2008
	(in thousands)
Employee share based awards	10,678	9,066	6,418
Common stock subject to repurchase	2	18	410
Warrants to purchase common stock	—	80	100

	10,680	9,164	6,928

11.    Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of March 31, 2010 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Obligations

The Company leases equipment and office space under non-cancelable operating leases with various expiration dates through September 2015. In November 2009, the lease for the Company’s primary facilities with a lease term that terminates in May 2014 was amended with an option to cancel the lease in May 2012. To the extent the Company elects to terminate the lease in 2012, it will be required to pay an early termination fee of approximately $1.0 million. The Company currently has no plans to exercise the early termination option. Rent expense for the years ended March 31, 2010, 2009 and 2008 was $3.5 million, $3.2 million and $2.0 million, respectively. The terms of certain of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight line basis over the lease period and has accrued for rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2011	2,551
2012	2,457
2013	2,117
2014	1,479
2015	272
Thereafter	38

Total minimum lease payments	$8,914

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

Changes in the warranty liability are as follows:

	Years Ended March 31,
	2010	2009
	(in thousands)
Beginning balance	$7,030	$6,184
Provision	4,452	5,019
Settlements made	(4,548)	(4,173)

Ending balance	$6,934	$7,030

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	March 31,
	2010	2009
	(in thousands)
Current	$3,891	$3,999
Non-current	3,043	3,031

Total	$6,934	$7,030

Noncancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $18.1 million and $6.2 million in noncancelable purchase commitments with these providers as of March 31, 2010 and 2009, respectively. The Company records a liability for firm, noncancelable purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts. As of March 31, 2010 the Company had no liability for adverse purchase commitments. As of March 31, 2009, the liability for these purchase commitments was $243,000 included in other accrued liabilities.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010 and 2009.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010 and 2009.

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

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Segment Information and Customer Concentration

The Company’s operating decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. Since the Company’s domestic and international operations have similar operating characteristics, the Company has concluded that it operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the United States; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the United States of America. For all periods presented, long-lived assets located in the Company’s international offices were not material. Therefore, geographic information is presented for total revenue only.

The following presents total revenue by geographic region based on the location of the reseller or customer, as applicable:

	Year Ended March 31,
	2010	2009	2008
	(in thousands)
United States	$154,732	$155,740	$98,329
International	39,552	28,981	19,689

Total	$194,284	$184,721	$118,018

For the years ended March 31, 2010, 2009 and 2008 no customer accounted for 10% or more of total revenue. No customer accounted for 10% or more of accounts receivable, net at March 31, 2010. One customer accounted for 12% and another customer for 11% of accounts receivable, net at March 31, 2009. The loss of any significant customers could have a material adverse effect on the Company’s results of operations and cash flows.

13.    Stock Repurchase Program

On July 29, 2008 the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During fiscal 2009, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of March 31, 2010. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

14.    Employee Benefit Plans

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions and profit sharing contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.

3PAR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Financial Data-Unaudited:

The following tables present certain unaudited consolidated quarterly financial data for each of the eight quarters ended March 31, 2010. This quarterly data has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of management, all adjustments necessary to state fairly the data for the periods presented.

	Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(in thousands, except per share amounts)
Fiscal 2010:
Total revenue	$53,656	$50,104	$46,055	$44,469
Gross profit	34,461	32,660	30,255	29,025
Loss from operations	(104)	(474)	(667)	(2,088)
Net loss	(99)	(528)	(758)	(1,799)
Net loss per share basic and diluted (1)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(in thousands, except per share amounts)
Fiscal 2009:
Total revenue	$48,462	$48,159	$45,147	$42,953
Gross profit	31,517	31,073	29,439	27,926
Income (loss) from operations	(1,204)	507	(1,420)	95
Net income (loss)	(907)	461	(1,191)	678
Net income (loss) per share basic and diluted (1)	$(0.01)	$0.01	$(0.02)	$0.01

(1)	Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share data may not equal annual basic and diluted earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2010, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management has concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers, LLP our independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

The information required by this item is included in our proxy statement for our 2010 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

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

The information required by this item is included in our proxy statement for our 2010 annual meeting of stockholders under the sections entitled “Certain Relationships and Related Transactions” and “Proposal 1—Election of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2010 annual meeting of stockholders under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: The financial statements filed as part of this report are listed on the index to financial statements on page 57.

(2) Financial Schedules: Schedule II “Valuation and Qualifying Accounts” appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2008	$128	$313	$(214)	$227
Year ended March 31, 2009	227	1,328	(429)	1,126
Year ended March 31, 2010	1,126	1,253	(162)	2,217

Income Tax Valuation Allowance
Year ended March 31, 2008	$68,102	$3,819	$—	$71,921
Year ended March 31, 2009	71,921	4,782	(5,125)	71,578
Year ended March 31, 2010	71,578	3,833	(2,352)	73,059

All other schedules are omitted because they are inapplicable or the requested information is shown in the consolidated financial statements of the registrant or related notes thereto.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID C. SCOTT David C. Scott	President, Chief Executive Officer, and Director (Principal Executive Officer)	June 14, 2010

/s/ ADRIEL G. LARES Adriel G. Lares	Vice President of Finance and Chief Financial Officer (Principal Accounting and Financial Officer)	June 14, 2010

/s/ KEVIN FONG Kevin Fong	Chairman of the Board	June 14, 2010

/s/ MICHAEL M. CLAIR Michael M. Clair	Director	June 14, 2010

/s/ MARK JUNG Mark Jung	Director	June 14, 2010

/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director	June 14, 2010

/s/ JEFFREY A. PRICE Jeffrey A. Price	Chief Technical Officer of System Design, Co-Founder and Director	June 14, 2010

/s/ MICHAEL J. SHERIDAN Michael J. Sheridan	Director	June 14, 2010

Signature	Title	Date

/s/ MARK A. SIEGEL Mark A. Siegel	Director	June 14, 2010

/s/ STEPHEN M. SMITH Stephen M. Smith	Director	June 14, 2010

/s/ JAMES WEI James Wei	Director	June 14, 2010

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File Number	Date
3.01*	Amended and Restated Certificate of Incorporation of Registrant	S-1/A	333-145437	11/2/2007

3.02*	Amended and Restated Bylaws of Registrant	10-Q	001-33823	11/9/2009

4.01*	Specimen common stock certificate	S-1/A	333-145437	11/13/2007

4.02*	Fourth Amended and Restated Shareholder Rights Agreement between Registrant and certain holders of Registrant’s common stock named therein	S-1	333-145437	8/14/2007

10.01*	Form of Indemnification Agreement between Registrant and its directors and officers	S-1/A	333-145437	11/2/2007

10.02*	1999 Stock Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.02.1*	Forms of Stock Option Agreements under the 1999 Stock Plan	S-1	333-145437	8/14/2007

10.03*	2000 Management Stock Option Plan of Registrant, as amended	S-1	333-145437	8/14/2007

10.03.1*	Forms of Stock Option Agreements under the 2000 Management Stock Option Plan	S-1	333-145437	8/14/2007

10.04*	Amended and Restated 2007 Equity Incentive Plan	10-Q	001-33823	11/12/2008

10.04.1*	Forms of Agreements under the 2007 Equity Incentive Plan	S-1/A	333-145437	11/2/2007

10.04.2*	Notice of Grant of Restricted Stock under the 2007 Equity Incentive Plan	10-Q	001-33823	2/13/2009

10.05*	2007 Employee Stock Purchase Plan (as amended to reflect the one-for-two reverse stock split that was effected on October 25, 2007)	10-K	001-33823	6/12/2008

10.06*	Employee and Executive Incentive Compensation Plan	S-1/A	333-145437	11/2/2007

10.07*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated April 28, 2005	S-1/A	333-145437	9/26/2007

10.07.1*	Amendment to Standard Industrial lease between Registrant and Inland American/Stephens (Fremont Tech) Ventures, LLC (Successor in Interest to The Realty Associates Fund V, L.P.	10-Q	001-33823	2/9/2010

10.08*	Standard Industrial Lease by and between Registrant and The Realty Associates Fund V, L.P. dated March 23, 2007	S-1/A	333-145437	9/26/2007

10.09*	Revised Offer Letter Agreement by and between Registrant and Adriel G. Lares dated November 5, 2001	S-1	333-145437	8/14/2007

10.10*	Offer Letter Agreement by and between Registrant and Jeffrey A. Price dated April 19, 1999	S-1	333-145437	8/14/2007

10.11*	Offer Letter Agreement by and between Registrant and Ashok Singhal dated April 19, 1999	10-Q	001-33823	2/13/2009

10.12*	Offer Letter Agreement by and between Registrant and James L. Dawson dated March 10, 2004	S-1	333-145437	8/14/2007

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File Number	Date
10.13*	Offer Letter Agreement by and between Registrant and Mark A. Jung dated December 11, 2006	S-1	333-145437	8/14/2007

10.14*	Offer Letter Agreement by and between Registrant and Christopher B. Paisley dated July 26, 2006	S-1	333-145437	8/14/2007

10.15*	Form of Amendment to Management Retention Agreement entered into between the Registrant and each of James Dawson and Jeannette Robinson.	10-Q	001-33823	2/13/2009

10.16*	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and Alastair Short.	10-Q	001-33823	2/13/2009

10.17*	Form of Amended and Restated Management Retention Agreement entered into between the Registrant and each of its executive officers (other than James Dawson, Jeannette Robinson and Alastair Short).	10-Q	001-33823	2/13/2009

10.18*	Amended and Restated Employment Agreement by and between the Registrant and David Scott dated December 19, 2008.	10-Q	001-33823	2/13/2009

10.19†*	Production Purchase Agreement by and between Registrant and Xyratex Technology Limited dated January 31, 2006	S-1/A	333-145437	11/11/2007

10.20†*	Manufacturing and Purchase Agreement by and between Registrant and Flash Electronics, Inc. dated September 5, 2003	S-1/A	333-145437	11/11/2007

10.21*	Warrant to Purchase Stock Agreement by and between Registrant and Gold Hill Venture Lending 03, LP dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.22*	Warrant to Purchase Stock Agreement by and between Registrant and Silicon Valley Bank dated June 30, 2005	S-1/A	333-145437	9/26/2007

10.23*	Amended and Restated Standard NNN Lease between Registrant and Brandin Court Partners, LLC dated October 16, 2008	10-Q	001-33823	11/12/2008

10.24*	Agreement of Lease between Registrant and One Whitehall L.P., dated January 9, 2008	10-K	001-33823	6/12/2009

10.25*	Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 30, 2008	10-K	001-33823	6/12/2009

10.26*	First Amendment to Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 29, 2009	10-K	001-33823	6/12/2009

10.27	Second Amendment to Amended and Restated Loan and Security Agreement by and between Registrant and Silicon Valley Bank dated May 28, 2010

21.01	List of subsidiaries of Registrant

23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

Exhibit Number	Description	Incorporated by Reference Herein
		Form	File Number	Date
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d—14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit and submitted separately to the Securities and Exchange Commission.