Form 10-Q
period 2010-06-30
3PAR Inc.
filed 2010-08-09
CIK 1408501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding at July 30, 2010 was 62,585,311

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

3PAR Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$28,942	$39,047
Short-term investments	75,354	72,259
Accounts receivable, net	44,815	39,808
Inventory	29,852	29,752
Deferred cost	3,217	3,083
Prepaid and other current assets	4,134	4,204

Total current assets	186,314	188,153
Property and equipment, net	26,034	23,722
Restricted Cash	1,417	—
Other non-current assets	408	423

Total assets	$214,173	$212,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,523	$15,462
Accrued compensation and benefits	10,761	10,102
Other accrued liabilities	4,048	4,700
Deferred revenue	31,807	27,648
Accrued warranty	4,034	3,891

Total current liabilities	61,173	61,803
Accrued warranty, non-current	2,968	3,043
Deferred revenue, non-current	10,285	9,072
Other long-term liabilities	1,074	1,150

Total liabilities	75,500	75,068

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding at June 30, 2010 and March 31, 2010.	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2010 and March 31, 2010; 62,569,252 and 62,393,897 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	63	62
Additional paid-in capital	318,509	315,306
Accumulated other comprehensive income (loss)	67	(13)
Accumulated deficit	(179,966)	(178,125)

Total stockholders’ equity	138,673	137,230

Total liabilities and stockholders’ equity	$214,173	$212,298

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Revenue:
Product	$46,421	$38,802
Support	7,840	5,667

Total revenue	54,261	44,469

Cost of revenue:
Product	17,082	13,714
Support	2,393	1,730

Total cost of revenue (1)	19,475	15,444

Gross profit	34,786	29,025

Operating expenses:
Research and development (1)	13,000	11,632
Sales and marketing (1)	19,034	15,580
General and administrative (1)	4,318	3,901

Total operating expenses	36,352	31,113

Loss from operations	(1,566)	(2,088)

Other income (expense), net:
Interest income	118	173
Other income (expense), net	(289)	203

Total other income (expense), net	(171)	376

Loss before income tax provision	(1,737)	(1,712)
Income tax provision	(104)	(87)

Net loss	$(1,841)	$(1,799)

Net loss per common share, basic and diluted	$(0.03)	$(0.03)

Shares used to compute net loss per common share:
Basic and diluted	62,499	61,262

(1) Includes stock-based compensation as follows:
Cost of revenue	$218	$81
Research and development	814	641
Sales and marketing	1,037	677
General and administrative	781	441

The accompanying notes are integral part of these condensed consolidated financial statements.

3PAR Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,841)	$(1,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,660	2,033
Stock-based compensation expense	2,850	1,840
Amortization of premium on short-term investments, net	152	159
Provision for doubtful accounts	257	163
Writedown for excess and obsolete inventory	128	400
Loss on disposal of fixed assets	18	—
Realized loss on short-term investments	9	—
Changes in assets and liabilities:
Accounts receivable	(5,264)	(4,970)
Inventory	(228)	667
Deferred cost	(134)	5
Prepaid expenses and other current assets	70	(478)
Other non-current assets	15	—
Accounts payable	(4,943)	(1,914)
Accrued liabilities	12	(5,825)
Deferred revenue	5,372	3,377
Accrued warranty	68	(57)
Other long-term liabilities	(76)	(49)

Net cash used in operating activities	(875)	(6,448)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	14,444	27,714
Purchases of short-term investments	(17,621)	(15,920)
Purchase of property and equipment	(4,986)	(1,296)
Change in restricted cash	(1,417)	—

Net cash provided by (used in) investing activities	(9,580)	10,498

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans, net	350	733

Net cash provided by financing activities	350	733

Net change in cash and cash equivalents	(10,105)	4,783
Cash and cash equivalents, beginning of period	39,047	47,621

Cash and cash equivalents, end of period	$28,942	$52,404

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

Fiscal Year

The fiscal year ends on March 31. References to fiscal 2011, for example, refer to the fiscal year ending March 31, 2011.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K (File No. 001-33823) for the year ended March 31, 2010 (“Form 10-K”) except as noted below in “Recent Accounting Policy Changes”.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by GAAP for complete financial statements. For further information, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s “Form 10-K”.

The unaudited condensed consolidated financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to state fairly the Company’s consolidated financial position at June 30, 2010, and the consolidated results of its operations for the three months ended June 30, 2010 and 2009, and the consolidated cash flows for the three months ended June 30, 2010 and 2009. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at March 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all footnote disclosures required by GAAP.

Recent Accounting Policy Changes

Revenue Recognition for Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue guidance. At the same time, FASB amended the accounting standard for multiple element revenue arrangements which are not in the scope of industry specific software revenue recognition guidance to provide updated guidance to separate the deliverables and to measure and allocate arrangement consideration to one or more units of accounting. The new guidance eliminates the use of the residual method and requires an entity to allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. In contrast to the residual method, this has the effect of allocating any inherent discount in a multiple element arrangement to each of the deliverables on a proportionate basis. The guidance also expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the revised guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition. The revised revenue recognition accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company elected to early adopt the amended accounting guidance at the beginning of its first quarter of fiscal 2011 on prospective basis for applicable revenue transactions originating or materially modified after March 31, 2010.

The Company derives its revenue from sales of storage systems that include hardware, software and related support as well as professional services such as installation and training. Each of the Company’s storage systems has an integrated hardware platform and a software operating system that function together to deliver the essential functionality of the storage system. Optional supplementary non-essential software applications that are designed to enhance the Company’s storage systems are either bundled with the operating system or sold under perpetual license agreements that can be purchased either with or after the initial system purchase. Under the software support, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period of generally one or three years. The Company’s hardware maintenance agreements extend the hardware warranty beyond the basic warranty of 3 years and/or offer faster response time than the Company’s basic hardware warranty over the term of the maintenance agreement.

The Company enters into revenue arrangements that may contain multiple deliverables of its product and support offerings. For example, a customer may purchase a storage system along with various supplementary software products and post-contract customer support (“PCS”). This arrangement would consist of multiple elements with the hardware and software products delivered in one reporting period and the PCS delivered across multiple reporting periods. Another customer may upgrade an existing storage system by purchasing additional hardware capacity and essential software only. In this case, all the elements are delivered within the same reporting period. Additionally, customers purchase PCS through annual renewals of their support agreements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, completion of installation and/or upon satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. The Company’s hardware and software support revenue is deferred at the inception of the agreement and recognized ratably over the period during which the support is provided. The Company’s fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. The Company’s sales arrangements with end customers, channel partners and resellers generally do not include rights of return or rebates and to-date product returns have been negligible. The Company assesses its ability to collect its receivables from its customers based on a number of factors, including creditworthiness of the customer and past transaction history.

As the embedded software of the Company’s storage systems was deemed to be more than incidental to the product as a whole, the Company previously accounted for revenue for the entire sale in accordance with the software revenue recognition guidance. For transactions entered into prior to the first quarter of fiscal 2011, the Company allocated revenue to the delivered elements of the sale, typically hardware and software, using the residual method. Under the residual method, the Company deferred revenue from the sale equivalent to the vendor specific objective evidence (“VSOE”) of the fair value of PCS and applied any discounts to the delivered elements. Since under the previous revenue recognition guidance, the Company was able to demonstrate fair value for the undelivered elements in a multiple element arrangement, the amended revenue recognition guidance does not generally change the Company’s units of accounting. Starting in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on the relative selling price of each element. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires the use of VSOE of fair value if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

VSOE is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable price range. Since the Company generally does not have stand-alone sales of its hardware and software products, the use of VSOE is limited to PCS. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, since the Company’s competitors do not generally sell tangible products and perpetual licenses on a stand-alone basis except for limited cases, no consistent pricing information is available. Therefore, the Company concluded that no reliable TPE is available for its products and services. The ESP is established considering multiple factors including, but not limited to, the Company’s pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs and competitor pricing strategies.

The Company continues to account for non-essential software applications and related PCS included in a multiple element arrangement under industry specific software revenue recognition guidance using the residual method. Revenue is first allocated to the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy described above. Next, under the residual method, the Company defers revenue from the sale equivalent to the VSOE of the fair value of PCS and applies any inherent discounts to the delivered software element.

Revenue as reported and pro forma revenue that would have been reported during the quarter ended June 30, 2010, if the transaction entered into or materially modified after March 31, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	UNAUDITED
Three Months Ended June 30, 2010	As Reported	Pro Forma Basis as if the Previous Accounting Guidance Were in Effect
Total revenue	$54,261	$54,247

The Company does not expect that the change in the revenue allocation methodology with regards to PCS related to software that is essential to the functionality of the delivered tangible products will have a significant effect on revenue in the future periods due to the existence of VSOE for the Company’s PCS. However, this new accounting guidance will continue to facilitate the Company’s efforts to optimize its offerings due to better alignment between the economics of an arrangement and the accounting. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates.

Revenue Recognition for Arrangements with Installation

As of April 1, 2010, the Company changed its business model by allowing its customers located in the U.S. to contract directly with the Company’s installation team or to utilize one of the Company’s third party service partners for the installation of its storage systems. For such arrangements, revenue related to tangible products is recognized upon shipment provided all other revenue recognition criteria described above have been met while installation revenue is deferred and recognized upon completion of the installation services. In territories where the Company has no installation service partners and for orders received prior to April 1, 2010 under the Company’s old business model, the Company continues to recognize both tangible product and installation revenue upon completion of the installation.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2. Balance Sheet Components

The following tables provide details of selected balance sheet accounts:

	June 30, 2010	March 31, 2010
	(in thousands)
Accounts Receivable, Net
Trade accounts receivable	$47,116	$42,025
Less: Allowance for doubtful accounts	(2,301)	(2,217)

Total	$44,815	$39,808

	June 30, 2010	March 31, 2010
	(in thousands)
Inventory
Raw materials	$25,080	$25,009
Work in process	2,678	2,364
Finished goods	2,094	2,379

Total	$29,852	$29,752

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3. Short-term Investments

The following tables summarize the available-for-sale securities presented as short-term investments:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
U.S. treasury bills	$3,006	$6	$—	$3,012
U.S. government agency securities	41,702	34	(9)	41,727
Corporate debt securities	12,613	38	(1)	12,650
Commercial paper	12,335	—	(1)	12,334
Certificate of deposit	5,631	—	—	5,631

Total short-term investments	$75,287	$78	$(11)	$75,354

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term Investments
U.S. treasury bills	$3,015	$5	$(30)	$2,990
U.S. government agency securities	34,728	6	—	34,734
Corporate debt securities	12,426	4	(3)	12,427
Commercial paper	16,479	5	—	16,484
Certificate of deposit	5,624	—	—	5,624

Total short-term investments	$72,272	$20	$(33)	$72,259

The Company invests in securities that are rated investment grade or better. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded based on the likelihood of selling the security prior to recovering its cost basis. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. The company reported realized gross losses of $9,000 in the three months ended June 30, 2010. There were no gross realized gains or losses on the sales and maturities of short-term investments in the three months ended June 30, 2009.

The Company had 11 and 25 investments that were in an unrealized loss position as of June 30, 2010, and March 31, 2010, respectively. The gross unrealized losses related to these investments were due to changes in prevailing interest rates. At June 30, 2010, none of these securities have been in a continuous unrealized loss position for more than twelve months. The Company has determined that these unrealized losses are temporary as the duration of the decline in value of the investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

As of June 30, 2010, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	June 30, 2010
Due in	Amortized Cost	Fair Value
	(in thousands)
Less than 1 year	$58,884	$58,910
1 to 2 years	16,403	16,444
2 to 5 years	—	—

Total short-term investments	$75,287	$75,354

4. Fair Value Measurements

The Company measures its cash equivalents, short term investments and derivative assets and liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability, such as inherent risk, transfer restrictions and risk of nonperformance.

Fair Value Hierarchy

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

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. As of June 30, 2010 and March 31, 2010, the Company had no financial assets or liabilities for which fair value was determined using Level 3 inputs.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,348	$—	$10,348
Commercial paper	—	6,448	6,448
Short-term investments:
U.S. treasury bills	3,012	—	3,012
U.S. government agency securities	41,727	—	41,727
Corporate debt securities	—	12,650	12,650
Commercial paper	—	12,334	12,334
Certificates of deposit	—	5,631	5,631

Total	$55,087	$37,063	$92,150

Liabilities:
Foreign currency contracts	$—	$195	$195

Total	$—	$195	$195

	Fair Value Measurements at March 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$17,734	$—	$17,734
Commercial paper	—	4,999	4,999
Short-term investments:
U.S. treasury bills	3,020	—	3,020
U.S. government agency securities	34,704	—	34,704
Corporate debt securities	—	12,427	12,427
Municipal bonds	—	16,484	16,484
Commercial paper	—	5,624	5,624

Total	$55,458	$39,534	$94,992

Liabilities:
Foreign currency contracts	$—	$38	$38

Total	$—	$38	$38

In the three months ended June 30, 2010, there were no changes in the classification from level 1 to level 2.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

5. Derivative Instruments and Hedging Activities

The functional currency of the Company’s foreign subsidiaries is the United States (“U.S.”) Dollar. However, in countries outside the U.S., the Company transacts business in various currencies besides the U.S. Dollar. In addition, the Company has certain cash accounts, receivables and payables balances denominated in currencies other than the U.S. Dollar. The Company hedges certain British Pound and Euro denominated receivables held by the Company using foreign exchange contracts to reduce the risk that its earnings would be adversely affected by changes in the British Pound and Euro exchange rates. The Company accounts for the derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses on these foreign exchange contracts as well as the related costs are included in other income (expense), net along with the foreign currency gains and losses of the related hedged items. At June 30, 2010, the notional principal of the foreign exchange contract to sell British Pounds and Euro for U.S Dollars was £5.8 million (or approximately $8.7 million) and €1.9 million (or approximately $2.3 million), respectively, with an original maturity of 30 days and a fair value of $195,000 recorded in accrued liabilities.

The Company recorded a net gain of $82,000 in the other income (expense), net related to its foreign currency contracts in the three months ended June 30, 2010 and a net loss of $492,000 in the other income (expense), net related to its foreign currency contracts in the three ended June 30, 2009.

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Life	June 30, 2010	March 31, 2010
		(in thousands)
Property and Equipment, Net
Computer equipment	3 years	$42,735	$39,091
Computer software	5 years	5,045	4,575
Machinery and equipment	3-5 years	4,715	3,944
Furniture and fixtures	7 years	2,219	2,219
Leasehold improvements	Shorter of lease
	term or 5 years	8,586	8,585

		63,300	58,414
Less: accumulated amortization and depreciation		(37,266)	(34,692)

Total property and equipment, net		$26,034	$23,722

7. Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2010	March 31, 2010
	(in thousands)
Deferred Revenue
Product	$11,887	$10,430
Support	19,920	17,218

Total deferred revenue, current	31,807	27,648
Support, non-current	10,285	9,072

Total deferred revenue	$42,092	$36,720

The Company recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon completion of installation and/or satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Deferred product revenue relates to arrangements where any one of the above revenue recognition criteria has not been met.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of April 1, 2010, the Company changed its business model by allowing its customers located in the U.S. to contract directly with the Company’s installation team or to utilize one of the Company’s third party service partners for the installation of its storage systems. For such arrangements, revenue related to tangible products is recognized upon shipment provided all other revenue recognition criteria described above have been met while installation revenue is deferred and recognized upon completion of the installation services. For direct customer orders in territories where the Company has no installation service partners and for orders received prior to April 1, 2010 under the Company’s old business model, the Company continues to recognize both tangible product and installation revenue upon completion of the installation.

Deferred support revenue primarily represents customer billings in excess of revenue recognized for post contract customer support contracts, which the Company is legally entitled to invoice and collect. Revenue is recognized ratably over the support period, which typically ranges from one to three years.

8. Line of Credit

On May 30, 2008, the Company entered into an amended and restated loan and security agreement, which provides for borrowings up to $15.0 million. This agreement was amended and extended through May 28, 2010 on May 29, 2009 and through May 27, 2011 on May 27, 2010. The revolving line of credit agreement contains a financial covenant that requires the Company to maintain a minimum tangible net worth of $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. Tangible net worth is defined as the consolidated total assets minus any amounts attributable to goodwill and intangible assets, reserves not already deducted from assets and total liabilities including all subordinated debt. In addition, the Company is required to maintain a quick ratio of at least 1.25 to 1.0. As of June 30, 2010, the Company was in compliance with these covenants. The revolving line of credit provides the Company two options for interest rate: (i) the lender’s variable prime rate of at least 4.00% or (ii) LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. To date there have been no borrowings under the revolving line of credit.

The revolving line of credit is collateralized by an interest in all of the Company’s assets, excluding intellectual property. The Company is not permitted to sell its intellectual property other than to issue a nonexclusive license in the ordinary course of business.

9. Income Taxes

The Company has incurred annual operating losses since inception and continued to generated consolidated losses under U.S. GAAP during the three months ended June 30, 2010 and 2009. As a result of those continuing losses, management has determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets in the U.S. to zero. Although, the Company is expecting to generate taxable income for U.S. federal and state tax purposes in the current fiscal year, the Company continues to maintain that it is more likely than not that its U.S. net deferred tax asset balance is not realizable and continues to maintain a full valuation allowance.

The Company’s tax provision relates primarily to state income taxes and provisions for income tax related to the Company’s international subsidiaries. The Company recorded an income tax provision for foreign and state income taxes of $104,000 and $87,000 in the three months ended June 30, 2010 and June 30, 2009, respectively.

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10. Share Based Payments

Stock Option Activity:

Activity with respect to outstanding stock options for the first three months of fiscal 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price per Share
Balance at March 31, 2010	9,305,010	$7.44
Options granted	714,480	9.91
Options exercised	(137,227)	4.31
Options cancelled	(152,358)	9.21

Balance at June 30, 2010	9,729,905	$7.64

Restricted Stock Unit Awards

Restricted stock unit awards may be granted under the 2007 Plan on terms approved by the Board of Directors. Stock awards generally provide for the issuance of restricted stock which vests over a fixed period. Activity with respect to outstanding restricted stock units for the first three months of fiscal 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2010	947,544	8.78
Granted	253,000	9.89
Vested	(61,000)	9.36
Cancelled	(7,000)	9.50

Balance at June 30, 2010	1,132,544	8.99

During the three months ended June 30, 2010, the Company awarded non-vested restricted stock units to its executive officers under the 2007 Plan. Under the grant agreements, 25% of the restricted stock unit will vest and will be released to the recipients on the first anniversary of the grant date. The restricted stock units will continue to vest as to 25% of the restricted stock unit annually thereafter and shares will be distributed to the recipients on each vest date net of the minimum statutory withholding requirements that are paid in cash by the Company to the appropriate taxing authorities. If the executive officer terminates employment prior to the vesting date, the unvested restricted stock will be canceled and returned to the 2007 Plan.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Fair Value Disclosures

The fair value of each option was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,
	2010	2009
Employee Stock Options
Risk-free interest rate	1.81%	1.64%
Expected life (years)	3.92	4.18
Dividend yield	0.00%	0.00%
Expected volatility	61.4%	55.7%

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

11. Net Loss per Common Share

The following table sets forth the computation of net loss per common share:

	Three Months Ended June 30,
	2010	2009
	(in thousands, except per share amounts)
Numerator:
Net loss	$(1,841)	$(1,799)

Denominator:
Weighted average number of shares outstanding - basic and diluted	62,499	61,262

Net loss per share - basic and diluted	$(0.03)	$(0.03)

The following potential shares of common stock (prior to application of treasury method) outstanding at June 30, 2010 and 2009 were excluded from the computation of diluted net loss per common share because including them would have had an antidilutive effect:

	June 30,
	2010	2009
	(in thousands)
Employee share based awards	11,287	9,348
Common stock subject to repurchase	1	12

	11,288	9,360

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

12. Comprehensive Loss

Comprehensive loss consists of net loss and changes in accumulated other comprehensive loss. Comprehensive loss for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Net loss	$(1,841)	$(1,799)
Change in unrealized gain (loss) on short-term investments	80	104

Comprehensive (loss)	$(1,761)	$(1,695)

13. Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. As of June 30, 2010, there are no claims that in the opinion of management might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Future minimum lease payments under non-cancelable operating leases, assuming no early termination, are as follows (in thousands):

For the years ending March 31,	Rent Commitment
2011 (remaining nine months)	$1,922
2012	2,432
2013	2,094
2014	1,479
2015	272
Thereafter	38

Total minimum lease payments	$8,237

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

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Changes in the warranty liability are as follows:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Beginning balance	$6,934	$7,030
Provision	1,399	1,061
Settlements made	(1,331)	(1,118)

Ending balance	$7,002	$6,973

Warranty liabilities are classified based on the assumption that the claims will be made ratably over the three-year term, which to date has been consistent with the Company’s actual warranty experience, as follows:

	June 30, 2010	March 31, 2010
	(in thousands)
Current	$4,034	$3,891
Non-current	2,968	3,043

Total	$7,002	$6,934

Non-cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturers and suppliers. The Company had $16.4 million and $18.1 million in non-cancelable purchase commitments with these providers as of June 30, 2010 and March 31, 2010, respectively. As of June 30, 2010, the Company had no liability for adverse purchase commitments

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010 and March 31, 2010.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010 and March 31, 2010.

14. Segment Information and Significant Customers

The Company operates in one business segment, the development, marketing and sale of information storage solutions. The Company’s headquarters and most of its operations are located in the U.S.; however, it conducts limited sales, marketing and customer service activities through small offices in Europe and Asia. Revenue is attributed by geographic location based on the ship-to location of the Company’s reseller or customer, as applicable. The Company’s assets are primarily located in the U.S. and/or not allocated to any specific region. Therefore, geographic information is presented for total revenue only.

3PAR Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following presents total revenues by geographic region:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
United States	$42,328	$35,519
International	11,933	8,950

Total	$54,261	$44,469

No customer represented 10% or more of revenue in the three months ended June 30, 2010. One customer represented 10% of total revenue in the three months ended June 30, 2009. No customer accounted for 10% or more of accounts receivable, net at June 30, 2010 and March 31, 2010.

15. Stock Repurchase Program

On July 29, 2008, the Company’s board of directors authorized a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During fiscal year 2009, the Company purchased 227,200 shares under this program for an aggregate purchase price of $1.5 million. There were no purchases of shares under this program during fiscal year 2010 or the three months ended June 30, 2010. The Company is authorized to purchase up to an additional $8.5 million worth of shares under this program as of June 30, 2010. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital in absence of retained earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These statements include, among other things, statements concerning our expectations regarding:

•	the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	our ability to successfully transition to offshore centers;

•	fluctuations in our gross margins;

•	the effect of recent accounting pronouncements on our financial position, results of operations, and cash flows;

•	the potential impact of changes in our revenue recognition policy on the timing or amount of our revenue recognition;

•	our future stock-based compensation charges;

•	our foreign exchange risk and our practices related to hedging those risks;

•	our future uncertain tax positions;

•	the potential impact of our storage solution on the total lifetime cost of storage for our customers;

•	the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	our future capital expenditures, including investments in our infrastructure and in test and development equipment to support our research and development efforts;

•	the availability of individuals with the specific skills required for key positions, as well as our ability to attract, hire and retain sales employees and key personnel;

•	our hiring of sales and other key personnel and the impact such hiring may have on our business, growth and competitive position;

•	the future yield on our investment portfolio;

•	the sufficiency of our existing cash balances to meet our future capital requirements;

•	our ability to introduce new products;

•	the materiality of our exposure related to contractual guarantees and indemnities;

•	the materiality of the exposure of our cash equivalents to changes in value and the projected value of our investment portfolio;

•	future changes in competitive practices and landscape in our industry;

•	our future reliance on establishing relationships with resellers and authorized service providers to sell, service and support our products in select markets;

•	our continued investments in international markets and our expansion strategies in those markets;

•	the contribution of international sales as a percentage of our total revenue on an annual basis;

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and in our other Securities and Exchange Commission, or SEC, filings, including our Annual Report on Form 10-K for the year ended March 31, 2010.

Overview

We are the leading global provider of utility storage systems for mid-sized to large enterprises, financial services firms, cloud computing service providers, consumer-oriented Internet/Web 2.0 companies, and government entities. Utility storage is a category of data storage systems built for utility computing, an emerging approach to information technology architecture that enables organizations to build virtual datacenters to support cloud computing service delivery models. As organizations move away from the use of physically dedicated resources to a lower-cost shared model, we help organizations build infrastructures that support the delivery of cloud-based services both internally, and at the scale required by service providers that make a business of selling such services to their external customers. The category of utility storage exists as a segment of the larger global market for Fibre Channel and iSCSI open storage area networks, where we compete with larger and more established companies.

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

We have sales operations in the United States, Canada, Germany, France, Netherlands, United Kingdom, Australia, India, Japan, Korea, China and Singapore, customer service operations in Switzerland and India and research and development facilities in California and Northern Ireland.

The last day of our fiscal year is March 31. Our fiscal quarters end on June 30, September 30, December 31 and March 31. Our current fiscal year, which we refer to as fiscal 2011, will end on March 31, 2011.

Revenue, Cost of Revenue, Gross Margin and Operating Expense

Revenue

We derive our revenue from sales of our InServ Storage Servers, licenses of our InForm Suite operating system and other software applications and related support. Under the post contract support arrangement, the customer receives, in addition to bug fixes, unspecified software upgrades and enhancements, on a when-and-if available basis, over the term of the support period, which is generally for one or three years. Support revenue also includes our extended and enhanced hardware warranties. Our enhanced hardware warranty offers faster service response time than our basic hardware warranty. To augment our support offerings, we recently launched mission-critical support for our hardware and software products to ensure that our storage systems remain available, secure and are operating at optimal performance. We anticipate that our mission critical support will not contribute significantly to our support revenue until later in fiscal year 2011 and in future years. As a result of the growth in the installed base of our utility storage solutions, we expect our support revenue to increase in future periods.

We market and sell our products and support services primarily through our direct sales force but we also sell indirectly through resellers and channel partners. We maintain sales operations in the United States, Canada, the United Kingdom, Germany, France, Japan, India, Australia, China, Korea and Singapore. Our channel partners and resellers primarily sell our products in markets, including non-English speaking countries, where we do not have a significant direct sales presence. Additionally, we rely largely on resellers to sell our products to public sector accounts in the United States, including federal and state government entities.

Cost of Revenue

We utilize third parties to manufacture sub-components of our products, which are then shipped to our Fremont, California operations facility for final assembly and testing prior to customer shipment. Cost of product revenue consists primarily of component hardware cost, manufacturing overhead, shipping and logistics costs, writedowns for inventory excess and obsolescence and estimated warranty obligations for our basic 3-year warranty.

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

Gross Margin

Gross profit is the difference between revenue and cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Product mix and system configurations affect our gross margin because our software and support margins are higher than our hardware margins. Larger systems tend to have greater software and support components and thereby result in a higher margin. Our gross margin tends to be higher for direct sales than for indirect sales because we generally sell our products to resellers at a higher discount. Our gross margin has fluctuated in the past, and we expect it will continue to fluctuate in the future primarily as a result of variety of factors, including:

•	product mix and average selling prices;

•	pricing pressures in response to our competitors’ discounting practices;

•	writedowns for inventory excess and obsolescence;

•	growth in the headcount and other related costs incurred in our manufacturing and customer service organizations.

•	increase in channel mix

Operating Expense

Operating expense consists of research and development, sales and marketing, and general and administrative expense. The largest component of our operating expense in each case is personnel cost. Personnel cost consists of salaries, benefits and incentive compensation for our employees. We grew from 591 employees at March 31, 2009 to 657 at March 31, 2010 and 668 at June 30, 2010. During fiscal 2011, we expect to incur an increase in our operating expenses due to our recent international expansion and the discontinuance of certain cost control measures that we instituted during fiscal 2010. Additionally, we plan to invest in our research and development, sales and customer services organizations to reignite growth.

Research and Development Expense

Research and development expense consists primarily of personnel cost, prototype expense, consulting services and facilities cost associated with personnel. Consulting services generally consist of contracted engineering consulting for specific projects. We expense research and development costs as incurred. We expect to continue to devote substantial resources to the development of our products. We believe that these investments are necessary to maintain and improve our competitive position.

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

Other Income (Expense), Net

Other income (expense), net includes interest income on cash balances and short-term investments, and losses or gains on our hedging activities and remeasurement of non-United States dollar transactions into United States dollars. If we are successful in growing our international sales we may be subject to increased currency transaction risks because a larger portion of our sales could be denominated in foreign currencies. We have historically invested our available cash balances in money market funds, short-term United States Government and agency obligations, municipal bonds, corporate debt securities, certificates of deposit and commercial paper.

Income Tax Provision

Our tax provision relates primarily to state income taxes and provisions for income tax related to our international subsidiaries.

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

With the exception of the discussion below, a description of our critical accounting policies that involve significant management judgment appears in our 2010 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and, if applicable, upon completion of installation and/or satisfaction of evaluation criteria or expiration of the evaluation period, as the case may be. Our support revenue is deferred at the inception of the agreement and recognized ratably over the period during which the support is provided. Our fees are considered fixed or determinable at the execution of an agreement, which comprises the final terms of sale including the description, quantity and price of each product purchased. Our sales arrangements with end customers, channel partners and resellers generally do not include rights of return or rebates and to-date product returns have been negligible. We assess our ability to collect receivables from customers based on a number of factors, including creditworthiness of the customer and past transaction history.

As of April 1, 2010 we changed our business model by allowing our customers located in the U.S. to contract directly with our installation team or to utilize one our third party service partners for the installation of our storage systems. For such arrangements, revenue related to tangible products is recognized upon shipment provided all other revenue recognition criteria described above have been met while installation revenue is deferred and recognized upon completion of the installation services. In territories where we have no installation service partners and for orders received prior to April 1, 2010 under our old business model, we continue to recognize both tangible product and installation revenue upon completion of the installation.

Starting fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available.

VSOE is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable price range. Since we generally do not have stand-alone sales of our hardware and software products, obtaining VSOE is limited to PCS. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. However, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The ESP is established considering multiple factors including, but not limited to, our pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs and competitor pricing strategies.

We continue to account for non-essential software applications and related PCS included in a multiple element arrangement under industry specific software revenue recognition guidance using the residual method. Revenue is first allocated to the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy described above. Next, under the residual method, we defer revenue from the sale equivalent to the VSOE of the fair value of PCS and apply any inherent discounts to the delivered software element.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Revenue

The following tables present period over period comparisons of our revenue by revenue source for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2010	2009	$	%
Types of Revenue:
Product	$46,421	$38,802	$7,619	20%
As % of total revenue	85.6%	87.3%
Support	7,840	5,667	2,173	38%
As % of total revenue	14.4%	12.7%

Total revenue	$54,261	$44,469	$9,792	22%

	Three Months Ended June 30,		Change in
	2010	2009	$	%
Revenue by geography:
United States	$42,328	$35,519	$6,809	19%
As % of total revenue	78.0%	79.9%
International	11,933	8,950	2,983	33%
As % of total revenue	22.0%	20.1%

Total revenue	$54,261	$44,469	$9,792	22%

	Three Months Ended June 30,		Change in
	2010	2009	$	%
Revenue by Sales Channel:
Direct	$37,767	$27,175	$10,592	39%
As % of total revenue	69.6%	61.1%
Indirect	16,494	17,294	(800)	-5%
As % of total revenue	30.4%	38.9%

Total revenue	$54,261	$44,469	$9,792	22%

The increase in product revenue during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 related primarily to an increased demand for our storage systems which lead to higher number of systems and upgrades sold during first quarter of fiscal 2011 when compared to first quarter of fiscal 2010. The higher sales volume was partially offset by slightly lower average selling prices per system sold. Product revenue from our existing customers accounted for 76% of product revenue in the three months ended June 30, 2010 compared to 73% of product revenue in the three months ended June 30, 2009. We expect that the product revenue split between new and existing customers will continue to fluctuate.

The increase in support revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to the growth in the installed base of our storage solutions and higher support renewals, which resulted in higher support revenue from post-contract customer support as well as extended and premium warranty contracts. While it is part of our strategy to enhance our support offerings, the current rate of growth is not indicative of our future performance.

The increase in international revenue in the three months ended June 30, 2010 compared to the same period in the prior year is primarily due to increased revenue from our recent expansion into Asia Pacific. While we have expanded our international presence and customer base during fiscal 2011, the level of revenue attributable to any one country or region may vary from period to period. However, we expect that our international revenue will grow at a faster rate than our domestic revenue.

We derived 70% and 61% of our total revenue from direct sales to customers in the three months ended June 30, 2010 and 2009, respectively, while indirect sales represented 30% and 39% of total revenue during the same periods, respectively. The increase in direct sales as a percentage of total revenue in the three months ended June 30, 2010 compared to the same period in the prior year is mainly due to higher revenue from sales to the business-to-business service provider segment. We continued our focus on expanding our direct sales by hiring dedicated sales personnel for both domestic and international markets. We increased the number of our direct sales personnel to 219 employees at June 30, 2010 from 198 employees at June 30, 2009.

Cost of Revenue and Gross Margin

The following table presents period over period comparisons of our cost of revenue by cost category for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2010	2009	$	%
Cost of product revenue	$17,082	$13,714	$3,368	25%
As % of product revenue	36.8%	35.3%
Cost of support revenue	2,393	1,730	663	38%
As % of support revenue	30.5%	30.5%

Total cost of revenue	19,475	15,444	4,031	26%

Gross profit	$34,786	$29,025	$5,761	20%
Gross margin	64.1%	65.3%

Cost of product revenue increased by $3.4 million, or 25%, to $17.1 million in the three months ended June 30, 2010 from $13.7 million in the three months ended June 30, 2009, compared to a 20% increase in our product revenue during the same period. The deterioration in product margin and increase in cost of product revenue is primarily due to pricing pressures and increased component hardware costs as a result of higher storage capacity of the systems we sold during three months ended June 30, 2010 compared to three months ended June 30, 2009, offset by higher software content included in the systems sold in the three months ended June 30, 2010 with no associated cost.

The increase in cost of support revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily due to increased salaries, employee benefits and stock-based compensation expense related to growth in our internal customer service support headcount to 105 employees at June 30, 2010 from 83 employees at June 30, 2009 and increased charges paid to our third-party service vendors to support the growth in our installed base as well as an increased number of extended warranties.

As a percentage of total cost of support revenue, our support revenue remains consistent at 38% in the three months ended June 30, 2010 and 2009.

Research and Development

The following table presents period over period comparisons of our research and development expense for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,		Change in
	2010	2009	$	%
Research and development	$13,000	$11,632	$1,368	12%
As % of total revenue	24%	26%

The $1.4 million increase in research and development expense in the three months ended June 30, 2010 compared to the same period in the prior year was primarily due to approximately $417,000 higher compensation expense related to higher bonus accrual and stock-based compensation expense and approximately $517,000 higher depreciation expense. The remainder of the increase was related to higher engineering prototype and professional services expense. The research and development personnel decreased to 204 employees at June 30, 2010 from 211 employees at June 30, 2009.

As a percentage of our total revenue, research and development expense decreased to 24% in the three months ended June 30, 2010 from 26% in the three months ended June 30, 2009. We expect research and development expense to increase on an absolute dollar basis for the near future as we continue to devote substantial resources to the development of our products.

Sales and Marketing

The following table presents period over period comparisons of our sales and marketing expense for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
			Change in
	2010	2009	$	%
Sales and marketing	$19,034	$15,580	$3,454	22%
As % of total revenue	35%	35%

The increase in sales and marketing expense in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 was primarily due to an increase in sales and marketing personnel to 242 employees at June 30, 2010 from 216 employees at June 30, 2009, resulting in a $1.8 million increase in salaries, commission, employee benefits and stock-based compensation expense. The majority of the remaining increase in sales and marketing expense related to $442,000 higher marketing expenses and $451,000 higher travel expense.

As a percentage of our total revenue, sales and marketing expense was 35% of revenue in the three months ended June 30, 2010 and 2009.

General and Administrative

The following table presents period over period comparisons of general and administrative expense for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
			Change in
	2010	2009	$	%
General and administrative	$4,318	$3,901	$417	11%
As % of total revenue	8%	9%

The increase in general and administrative expense in the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 was primarily due to an increase in our general and administrative personnel to 76 employees at June 30, 2010 from 70 employees at June 30, 2009, resulting in a net $491,000 increase in salaries, bonus accrual and stock-based compensation expense.

As a percentage of our total revenue, general and administrative expenses decreased to 8% of revenue in the three months ended June 30, 2010 from 9% in the three months ended June 2009.

Other Income (Expense), Net

The following table presents period over period comparisons of our other income (expense), net for the periods presented (dollars in thousands):

	Three Months Ended June 30,
			Change in
	2010	2009	$	%
Other income (expense), net:
Interest income	$118	$173	$(55)	-32%
Other, net	(289)	203	(492)	-242%

Total other income (expense), net:	$(171)	$376	$(547)	-145%

The decrease in other income (expense), net in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily due to lower yield on our investment portfolio and higher foreign currency losses primarily related to our British Pound and Euro denominated monetary assets.

We expect the yield on our investment portfolio to remain at a low level for the near future. The hedging activity we implemented during fiscal 2009 is intended to reduce, but not eliminate, the risk that our other income (expense), net will be adversely affected by the fluctuations in the foreign currency exchange rates. We believe that the foreign currency gains or losses will continue to impact other income.

Income Tax Provision

The following table presents period over period comparisons of our income tax provision for the periods presented (dollars in thousands):

	Three Months Ended June 30,
			Change in
	2010	2009	$	%
Income tax provision	$(104)	$(87)	$(17)	20%

We have incurred annual operating losses since inception and continued to generated consolidated losses under U.S. GAAP during the three months ended June 30, 2010 and 2009. As a result of those continuing losses, management has determined that it is more likely than not that we will not realize the benefits of the deferred tax assets and therefore has recorded a valuation allowance to reduce the carrying value of the deferred tax assets in the U.S. to zero. Although, we are expecting to generate taxable income for U.S. federal and state tax purposes in the current fiscal year, we continue to maintain that it is more likely than not that our U.S. net deferred tax asset balance is not realizable and continues to maintain a full valuation allowance.

Our tax provision relates primarily to state income taxes and provisions for income tax related to our international subsidiaries. We recorded an income tax provision for foreign and state income taxes of $104,000 and $87,000 in the three months ended June 30, 2010 and June 30, 2009, respectively.

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

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents and short-term investments at June 30, 2010 and March 31, 2010 (dollars in thousands):

Our cash equivalents and short-term investments are invested primarily in money market funds, short-term United States Government treasury and agency obligations, corporate debt securities, certificate of deposits and commercial paper.

	June 30, 2010	March 31, 2010	Increase/ (Decrease)
Cash and cash equivalents	$28,942	$39,047	$(10,105)
Short-term investments	75,354	72,259	3,095

Total	$104,296	$111,306	$(7,010)

On July 29, 2008, our board of directors approved the investment of up to $10 million for the purchase of shares of our common stock in the open market under a stock repurchase program. Subject to applicable securities laws, rules and regulations, the shares may be repurchased at our discretion from time to time in the open market. Such purchases will be made at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other corporate considerations. As of March31, 2010, we had purchased 227,200 shares under this program at an average purchase price of $6.77 per share. There were no purchases of shares under this program during the first fiscal quarter of 2011.

We have a loan and security agreement with a commercial bank with a revolving line of credit, under which the aggregate amount available for borrowing is $15.0 million. The borrowings are collateralized by all of our assets with the exception of intellectual property. Our amended revolving line of credit agreement expires on May 27, 2011 and it contains financial covenants that require us to maintain a quick ratio of no less than 1.25 to 1.00. In addition, we are required to maintain a quarterly tangible net worth of not less than $85.0 million, which is increased by 50% of any new net equity proceeds and/or 50% of quarterly profits since March 31, 2009. The interest rate on the line of credit equals, at the election of the borrower, either the lender’s variable prime rate or LIBOR plus 200 basis points for the applicable period in effect at the time of the borrowing. There have been no borrowings under the current revolving line of credit.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(875)	$(6,448)
Net cash provided by (used in) investing activities	(9,580)	10,498
Net cash provided by financing activities	350	733

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

During the first three months of fiscal 2011, operating activities used $875,000 of cash compared to $6.4 million in the first three months of fiscal 2010. The decrease in cash used in operating activities in the first three months of fiscal 2011 was driven by absence of payout of employee incentive compensation in fiscal 2011, higher deferred revenue due to increased demand for our storage systems and a $1.6 million increase in non-cash expenses including depreciation and stock-based compensation expense partially offset by lower accounts payable due to timing of invoice processing and payments.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to investments of our available cash and cash equivalent balances and capital expenditures to support our growth.

During the three months ended June 30, 2010 we used the proceeds from the sales and maturities of our short-term investments, as well as some of the cash generated from our operating activities, to reinvest in additional short-term investments. The decrease in net cash used in investing activities in the first three months of fiscal 2011 compared to the same period in the prior year is attributable to a $15.0 million higher investment in additional short-term investments, a $3.7 million increase in capital expenditures due to the purchase of new test equipment to support our new generation of products and the continued build out of our infrastructure and expansion of premises and opening of a $1.4 million restricted cash account to provide financial security for deferment of the duty and VAT payments in the UK.

Cash Flows from Financing Activities

The decrease in net cash provided by financing activities was related primarily to lower proceeds from stock option exercises during the first three months of fiscal 2011 when compared to the same period in the prior year.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2010 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$8,237	$1,922	$4,526	$1,751	$38
Non-cancellable inventory purchase commitments	16,395	16,395	—	—	—

Total	$24,632	$18,317	$4,526	$1,751	$38

Guarantees

In the ordinary course of business, we have entered into agreements with, among others, customers, resellers, system integrators and distributors that include guarantees or indemnity provisions. Based on our historical experience and information known to us as of June 30, 2010, we believe that our exposure related to these guarantees and indemnities as of June 30, 2010 was not material. In the ordinary course of business, we also enter into indemnification agreements with our officers and directors and our certificate of incorporation and bylaws include similar indemnification obligations to our officers and directors. It is not possible to determine the amount of our liability related to these indemnification agreements and obligations to our officers and directors due to the lack of prior indemnification claims and the unique facts and circumstances involved in each particular potential case.

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

In order to decrease the inherent risk associated with re-measurement of foreign currency cash balances into our reporting currency, we have not maintained excess cash balances in foreign currencies. Additionally, we are hedging British Pound and Euro denominated receivables held by us to reduce the risk that our earnings would be adversely affected by the fluctuations in the exchange rate of the British Pound and the Euro against the United States Dollar. We account for these derivative instruments as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses from foreign exchange forward contracts are recorded each period as a component of other income (expense), net in the consolidated statements of operations.

We do not enter into foreign exchange forward contracts for speculative or trading purposes. Foreign currency transaction losses, including the impact of hedging, were $264,000 in the three months ended June 30, 2010. In the three months ended June 30, 2009, we recorded a gain of $203,000 on foreign currency transaction, including the impact of hedging.

Interest Rate Sensitivity

We had cash equivalents totaling $16.8 million at June 30, 2010. These amounts are invested primarily in money market funds and commercial paper. We believe that our cash equivalents do not have a material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income. Based on our cash equivalents at June 30, 2010, a hypothetical 100 basis points decline in interest rates would reduce our interest income by approximately $170,000 over a one year period.

Our short-term investments consist of United States Government treasury and agency obligations, corporate debt securities, certificates of deposit and commercial paper. We do not enter into investments for trading or speculative purposes. If we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

The following tables present the hypothetical changes in fair values in the securities, excluding cash equivalents, held at June 30, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS over nine and twelve-month time horizons.

The following table estimates the fair value of the portfolio at a twelve-month time horizon (in thousands):

12-Month Period	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. treasury bills	$3,032	$3,023	$3,012	$3,003	$2,993
U.S. government agency securities	42,017	$41,872	$41,727	$41,582	$41,437
Commercial paper	12,363	12,349	12,334	12,319	12,304
Corporate debt securities	12,787	12,718	12,650	12,582	12,513
Certificate of deposits	5,642	5,636	5,631	5,625	5,620

Total short-term investments	$75,841	$75,598	$75,354	$75,111	$74,867

The following table estimates the fair value of the portfolio at a six-month time horizon (in thousands):

6-Month Period	Valuation of Securities Given an Interest Rate Decrease of X Basis Points		Current Fair Market Value	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	100 BPS	50 BPS		50 BPS	100 BPS
U.S. treasury bills	$3,052	$3,032	$3,012	$2,993	$2,974
U.S. government agency securities	$42,307	$42,017	$41,727	$41,437	$41,146
Commercial paper	12,393	12,363	12,334	12,304	12,275
Corporate debt securities	12,923	12,787	12,650	12,513	12,377
Certificate of deposits	5,653	5,642	5,631	5,620	5,608

Total short-term investments	$76,328	$75,841	$75,354	$74,867	$74,380

At June 30, 2010, we had no interest rate exposure to our existing obligations since we had no borrowings under our revolving line of credit. However, we could be exposed to interest rate risk if we make borrowings under our revolving line of credit.

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

Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

During the year ended March 31, 2010 and the three months ended June 30, 2010, we experienced a generally weaker demand environment as capital spending by our customers remained under pressure. Continued or increased weakness in general economic conditions, a reduction in storage infrastructure spending even if general economic conditions improve, or deterioration in the financial condition of our customers and customer prospects will adversely impact our business, revenues, rates of revenue growth (if any), operating results and financial condition, including as a result of potential inventory writedowns, longer sales cycles, potential increases in price competition, reduced unit sales, increased number of days of sales outstanding and customer payment defaults.

Changes in financial accounting standards or business practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

As of April 1, 2010, we changed our business model by allowing our customers located in the U.S. to contract directly with our installation team or to utilize one of our third party service partners for the installation of its storage systems. For such arrangements, revenue related to tangible products will be recognized primarily upon shipment provided all other revenue recognition criteria described above have been met while installation revenue is deferred and recognized upon completion of the installation services

Under our previous accounting policy, product shipments to U.S. customers that had not been installed by us at the period end were recorded as deferred revenue. Consequently, in any given quarter, a substantial portion of our revenue was derived from prior quarters’ shipments that had been deferred due to unperformed installation. For orders received prior to April 1, 2010 under our old business practice, we continue to recognize revenue upon installation. As a result, our revenue may fluctuate unexpectedly during the transition period and our future revenue may significantly differ from our historical result for similar periods. Additionally, since our deferred product revenue is likely to decrease significantly in the future, we may have reduced visibility into our future quarters and forecasting our revenue may be more difficult.

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

We have a history of annual losses.

Since our formation, we have recorded a net loss in all of our annual fiscal periods. In fiscal 2010 and in the three months ended June 30, 2010 our net losses were $3.2 million and, $1.8 million, respectively. As of June 30, 2010 and March 31, 2010, our accumulated deficit was $180.0 million and $178.1 million, respectively. During the remainder of fiscal 2011, we expect to incur an increase in our expenditures in connection with our recent international expansion and the discontinuance of certain cost control measures that we instituted during fiscal 2010. Additionally, we will continue to invest in our research and development, sales and customer services organizations. As a result of these increased expenditures, we will be required to increase our revenue in order to achieve profitability. If we fail to increase revenues and manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

We intend to continue focusing on revenue growth and increasing market penetration and international presence at the expense of profitability by re-investing heavily in our operations.

Our chosen strategy is to increase our investments in our marketing services and sales operations and to continue investing significantly in research and development at the expense of profitability. We believe our decision to continue investing heavily in these operations will be critical to our revenue growth and our increased market penetration and international presence. Accordingly, we anticipate that our operating costs and expenses will increase substantially for the foreseeable future. However, we cannot be assured that this strategy will result in any revenue growth. Even if we achieve significant revenue growth, we may continue to experience net losses and operating losses, similar to those we have incurred historically. Additionally, as long as we pursue this strategy, we may not achieve profitability again or, if achieved, we may not be able to sustain profitability.

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

In recent years, we have experienced substantial growth in the size and scope of our business, and if that growth continues, it will place significant demands on our management, infrastructure and other resources. In fiscal 2010, our number of employees increased from 591 to 657 and in the three months ended June 30, 2010 to 668. We have also expanded the geographic scope of our business, including the establishment of research and development operations in Northern Ireland in fiscal 2008, a sales office in Singapore in fiscal 2009, new sales operations in Australia, China, France and Korea and a sales and customer services center in India in fiscal 2010. We expect to continue to expand internationally through direct sales efforts and by establishing indirect sales and support relationships with channel partners, resellers and authorized service providers in select international markets. Continued growth in the size and scope of our business operations will require substantial management attention. For example, our management will have to increasingly dedicate its time and attention to oversee our efforts to recruit, integrate and retain highly-skilled personnel to join our growing internal departments; to manage a growing and dispersed geography to support the expansion of our research and development, sales and customer support organizations; and to expand and improve our information technology infrastructure and network of facilities to support a growing employee and customer base. In addition, our management will have to enhance and improve company-wide processes and procedures to address human resource, financial reporting and financial management matters that are consistent across our organization and comply with applicable U.S. and international regulatory and legal requirements. If we are not successful in effectively managing our growth, it could harm our business, operating results and financial condition.

Our international sales and operations introduce risks that can harm our business, operating results and financial condition.

In fiscal 2010 and the three months ended June 30, 2010 we derived 20% and 22% of our revenue from end customers outside the United States, respectively. We expect that our international sales will continue to contribute a similar percentage of our total revenue on an annual basis. We have direct sales personnel in the United States, Australia, Canada, China, France, Germany, Japan, Korea, and Singapore and the United Kingdom and agreements with third-party resellers or channel partners in Belgium, France, China, Czech Republic, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, The Netherlands, Norway, Poland, Spain, the United Kingdom, Singapore, South Africa and Taiwan. In addition, we have international subsidiaries in Australia, Germany, Hong Kong, India, Japan, Singapore and the United Kingdom. We expect to continue to hire additional sales personnel and expand our network of channel partners and resellers internationally and as a result may need to establish additional international subsidiaries and offices. Our international operations subject us to a variety of risks, including:

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

Developing our products is expensive. In fiscal 2010 and the three months ended June 30, 2010 our research and development expenses were $47.6 million, or 24% of our total revenue and $13.0 million, or 24% of our total revenue, respectively. Our future plans include significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, our ability to generate positive returns on these investments may take several years, if we are able to do so at all.

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

If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

We are required to comply with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. Sarbanes-Oxley requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform annual system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, may not reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management time on compliance-related issues.

If we are not able to comply with the requirements of Section 404, or if deficiencies in our internal control over financial reporting are identified and deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC, New York Stock Exchange or other regulatory authorities, which would require additional financial and management resources.

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

At April 30, 2010, our directors and executive officers and their affiliates beneficially own, in the aggregate, approximately 38% of our outstanding common stock. In addition, a former affiliate of one of our directors beneficially owns approximately 10% of our outstanding common stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership limits our stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2010	—	$—	—	—
May 1 - May 31, 2010	—	—	—	—
June 1 - June 30, 2010	22,873	10.57	—	—

Total	22,873	$10.57	—	—

Amount represent repurchases of the Company’s common stock from its employees in connection with net issuance of shares to satisfy the employee tax withholding obligations for the vesting of certain restricted stock units. All shares of common stock that have been repurchased from its employees in connection with net issuances have been retired.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

10.10	Offer Letter Agreement by and between the Registrant and Peter Slocum dated April 16, 2009.

10.11	Revised Offer Letter Agreement by and between the Registrant and Randall Weigel dated May 1, 2009.

10.12	Offer Letter Agreement by and between the Registrant and Rusty Walther dated July 27, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Dated: August 9, 2010

3PAR Inc.

By:	/S/ ADRIEL G. LARES
Adriel G. Lares
Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.10	Offer Letter Agreement by and between the Registrant and Peter Slocum dated April 16, 2009.

10.11	Revised Offer Letter Agreement by and between the Registrant and Randall Weigel dated May 1, 2009.

10.12	Offer Letter Agreement by and between the Registrant and Rusty Walther dated July 27, 2009.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32.2	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.